Form 10QSB
period 2006-04-30
Intervia Inc.
filed 2006-06-14
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to___________

Commission file number 333-133879

INTERVIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3702 South Virginia Street, #G12-401, Reno, Nevada	89502
(Address of principal executive offices)

(202) 470-4608
(Issuer's Telephone Number)

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [ X ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the
Exchange Act).
Yes [  ] No [ X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of April 30, 2006: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

The following interim unaudited financial statement for the period ended April 30, 2006.

INTERVIA INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	April 30,	January 31,
	2006	2006

ASSETS

Current
Cash	$30,936	$60,869
Prepaid expenses	35,000	10,000

Total assets	$65,936	$70,869

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$-	$4,882

Total liabilities	-	4,882

Going concern contingency (Note 1)
Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	66,500	66,500
Deficit accumulated during the development stage	(4,064)	(4,013)

Total stockholders’ equity	65,936	65,987

Total liabilities and stockholders’ equity	$65,936	$70,869

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	February 2,
	2005 (Date	Three month	February 2, 2005
	of Inception)	period ended	(Date of
	to April 30,	April 30,	Inception) to
	2005	2006	January 31, 2006

ADMINISTRATION EXPENSES
Bank charges and interest	$-	$51	$13
Professional fees	-	-	4,000

Net loss	$-	$(51)	$(4,013)

Basic loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	-	3,500,000

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Number	Amount	Capital	Stage	Total

Balance, February 2, 2005 (Date of
Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.02
per share, October 30, 2005	3,500,000	3,500	66,500	-	70,000

Loss for the period	-	-	-	(4,013)	(4,013)

Balance, January 31, 2006 (audited)	3,500,000	3,500	66,500	(4,013)	65,987

Loss for the period	-	-	-	(51)	(51)

Balance, April 30, 2006 (unaudited)	3,500,000	$3,500	$66,500	$(4,064)	$65,936

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	February 2,		February 2,
	2005 (Date of	Three month	2005 (Date of
	Inception) to	period ended	Inception) to
	April 30,	April 30,	January 31,
	2005	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$-	$(51)	$(4,013)

Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	(25,000)	(10,000)
Increase (decrease) in accounts payable and accrued liabilities	-	(4,882)	4,882

Net cash used in operating activities	-	(29,933)	(9,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	-	-	70,000

Increase (decrease) in cash during the period	-	(29,933)	60,869

Cash, beginning of period	-	60,869	-

Cash, end of period	$-	$30,936	$60,869
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2006

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $4,064. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended January 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2006

2.	SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, and accounts payable and accrued liabilities approximate their carrying value based upon the immediate or short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

The Company has adopted Statements of Financial Accounting Standards (“SFAS”) No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non- monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2006

2.	SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2006

3.	COMMON STOCK

In October 2005, the Company issued 3,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $70,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

4.	INCOME TAXES

At April 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $4,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fuel cell technology and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to January 31, 2006. This means that our auditors believe there is doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fuel cell products. Accordingly, we must raise cash from sources other than the sale of fuel cell products. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $4,064 as of April 30, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview – Feburary 2, 2005 (date of inception) to April 30, 2006

From the date of our incorporation on Feburary 2, 2005 to April 30, 2006, we had not generated any revenue. Our operating activities during this period consist primarily of developing fuel cell products for residential buildings in China.

From Feburary 2, 2005 (date of inception) to January 31, 2006

For the period from Feburary 2, 2005 to January 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

  Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from Feburary 2, 2005 to January 31, 2006 was $4,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from Feburary 2, 2005 to January 31, 2006 was $13;

From February 1, 2006 to April 30, 2006

For the period from February 1, 2006 to April 30, 2006, we did not generate any revenue.

Total operating expenses for the period from February 1, 2006 to April 30, 2006 were $51 bank charges.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our

Chief Technology Officer and one of our directors, Kai Kang, began the research of our fuel cell technology in 2000 before he founded our company. He has been developing a prototype set of fuel cell stacks that will form the basis of our proposed fuel cell products.

In the next twelve months our primary objective will be to complete development of our proposed technology and product, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed product in China.

We believe that the primary source of revenue for our business model will be the sale of our proposed fuel cell products to business enterprises. We will negotiate with each of our future customers individually and we will charge our future customers depending on the type of application required and the size of the order. We will also receive compensation for professional services such as customized design and development of fuel cell products. Currently, we do not have any customers as our fuel cell products are not yet fully developed.

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

  Enhance our core technology to increase the fuel cell capacity and efficiency;

  Make arrangements with certain material providers to secure a stable and affordable material supply for our products; and

  Establish customer and partner relationships in as many provinces of China as we can, once our fuel cell products are fully developed.

In order to reach these milestones we will do the following:

1.

Develop a demonstration or beta version of our fuel cell technology by October 2006. This will allow users to test our fuel cell technology for effectiveness. We estimate that this will cost a total of $5,000.

2.

Develop the complete and commercial version of our proposed our fuel cell technology by April 2007. This will be the initial commercial version of our fuel cell technology, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the development is approximately $25,000.

3.	Before the end of 2006, negotiate and enter into agreements with material supply wholesalers for supplies we require for our products. We estimate that this will cost a total of $5,000.

4.

Commence an advertising campaign for our fuel cell technology immediately following the completed product development, which will be by April 2007. We estimate that we will need $5,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $10,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

  Working capital, which includes compensation to the additional employee we will hire during the next twelve months. We estimate that the total salary for the next twelve months will be approximately $10,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

At April 30, 2006, we had $30,936 in cash. We anticipate that our total operating expenses will be approximately $70,000 for the next twelve months. This includes our estimated expenses as follows:

  $30,000 in further development of our fuel cell technology for the next twelve months;

  our estimated expenses of $5,000 in the promotion of our fuel cell products through traditional advertising media such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

  our estimated expenses of $5,000 for negotiating with material suppliers for our products;

  our estimated expenses of $10,000 for our audit fees for the next twelve months;

  our estimated expenses of $10,000 for our legal and organization fees for the next twelve months; and

  our estimated working capital of $10,000 for the next twelve months.

In the opinion of our management, funds currently available will probably satisfy our working capital requirements until early 2007. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Zeyan Yao, our President and Director and Mr. Kai Kang, our Chief Technology Officer and Director, are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Yao and Mr. Kang will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 3. Controls and Procedures

Based on their most recent evaluation, as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*	Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated May 8, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2006

INTERVIA INC.

/s/ Zeyan Yao
Zeyan Yao
President, Chief Executive Officer and a member
of the Board of Directors (who also performs as
the principal Financial and Executive Officer and
Principal Accounting Officer
05/30/2006

/s/ Kai Kang
Kai Kang
Chief Technology Officer and a member of the
Board of Directors
05/30/2006