Form 10QSB
period 2006-07-31
Intervia Inc.
filed 2006-09-13
CIK 1353633

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-133879

INTERVIA INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-2471637 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(202) 470-4608 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report) n/a

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ❒ No ☒ ..

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ❒ No ☒ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❒ No ❒ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of August 31, 2006: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended July 31, 2006.

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEET

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

INTERVIA INC.
 (A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
(Unaudited)
	July 31, 2006	January 31, 2006
ASSETS
Current
Cash	$ -	$ 60,869
Prepaid expenses	-	10,000
Total assets	$ -	$ 70,869
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,882
Due to related party (Note 3)	1,585	-
Total current liabilities	1,585	4,882
Going concern Contingency (Note 1)
Stockholders' Equity (deficit)
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	66,500	66,500
Donated capital (Note 6)	1,500	-
Deficit accumulated during the development stage	(73,085)	(4,013)
Total stockholders' equity (deficit)	(1,585)	65,987
Total liabilities and stockholders' equity	$ -	$ 70,869

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)
	Three month period ended July 31, 2006	Three month period ended July 31, 2005	Six month period ended July 31, 2006	For the period from February 2, 2005 (Date of Inception) to July 31, 2005	Accumulated from February 2, 2005 (Date of Inception) to July 31, 2006
ADMINISTRATION EXPENSES
Bank charges and interest
$         21
		$ -	$ 72	$ -	$ 85
Other service	2,000	-	2,000	-	2,000
Donated service (Note 6)	1,500	-	1,500	-	1,500
Professional fees	65,500	-	65,500	-	69,500
Net loss	$(69,021)	$ -	$(69,072)	$ -	$ (73,085)
Basic loss per share
$    (0.02)
		$ (0.00)
   $ (0.02)
				$ (0.00)
Weighted average common shares outstanding shares outstanding	3,500,000	-	3,500,000	-

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in US Dollars)
	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, October 30, 2005	3,500,000	3,500	66,500	-	-	70,000
Loss for the period	-	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006 (audited)	3,500,000	3,500	66,500	-	(4,013)	65,987
Donated services (Note 6)	-	-	-	1,500	-	1,500
Loss for the period	-	-	-	-	(69,072)	(69,072)
Balance, July 31, 2006 (unaudited)	3,500,000	$ 3,500	$ 66,500	$ 1,500	$ (73,085)	$ (1,585)

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	Six month period ended July 31, 2006	For the period from February 2, 2005 (Date of Inception) to July 31, 2005	Accumulated from February 2, 2005 (Date of Inception) to July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (69,072)	$ -	$ (73,085)
Amount not involving cash: Donated capital	1,500	-	1,500
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in prepaid expenses	10,000	-	-
Decrease in accounts payable and accrued liabilities	(4,882)	-	-
Net cash used in operating activities	(62,454)	-	(71,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party Shareholder Issuance of common shares	1,585 -	- -	1,585 70,000
Net cash provided by financing activities	1,585	-	71,585
Decrease in cash during the period	(60,869)	-	-
Cash, beginning of period	60,869	-	-
Cash, end of period	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
July 31, 2006

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $73,085. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended January 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
July 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China.

Financial Instruments

The fair value of the Company's financial instrument, consisting of amount due to related party approximates its carrying value based upon the immediate or short-term maturity of this instrument. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Income Taxes

The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
July 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Basic and Diluted Loss Per Share (cont'd...)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
July 31, 2006

3. DUE TO RELATED PARTY

Amount due to related party at July 31, 2006 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of amount due to related party is not determinable as it has no fixed repayment terms.

4. COMMON STOCK

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

5. INCOME TAXES

At July 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $73,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

6. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services, commencing May 1, 2006, to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Six months ended July 31, 2006	February 2, 2005 (Date of Inception) to July 31, 2005
Donated services	$1,500	-

Item 2. Management's Discussion and Analysis or Plan of Operation

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on May 19, 2006.

We are in the process of developing and marketing fuel cell technology and technology to produce fuel cells in China for indoor forklifts, scooters, underwater equipment (e.g. shallow underwater sightseeing submarines) that requires a small size, longevity of use and silent operation. We are in the initial stage of researching and developing fuel cells and their components. We are in the process of building our first fuel cell prototypes. As we have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2006. As of July 31, 2006, our accumulated deficit is $73,085. The discussion below provides an overview of our operations, discusses the results of our operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - February 2, 2005 (date of inception) to July 31, 2006

From the date of our incorporation on February 2, 2005 to July 31, 2006, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our fuel cell technology.

From February 2, 2005 (date of inception) to January 31, 2006

For the period from February 2, 2005 to January 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into two categories:

  Professional fees, which consist primarily of accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to January 31, 2006 was $4,000;

  Office and miscellaneous fees, which consist of bank charges. The amount incurred by our company during the period from February 2, 2005 to January 31, 2006 was $13;

From February 1, 2006 to April 30, 2006

For the period from February 1, 2006 to April 30, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our fuel cell technology.

Total operating expenses for the period from January 1, 2006 to March 31, 2006 were $51 for bank fees. Out of these total expenses, no professional fees were paid to our independent auditors and legal counsel for this period. Bank charges and other office charges for this period were $51.

From May 1, 2006 to July 31, 2006

For the period from January 31, 2006 to July 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our fuel cell technology.

Total operating expenses for the period from January 31, 2006 to July 31, 2006 were $69,072. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $65,500. Bank charges and other office charges for this period were $3,572.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document.

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our Chief Technology Officer and one of our directors, Kai Kang, began the research of our fuel cell technology in 2000 before he founded our company. He has been developing a prototype set of fuel cell stacks that will form the basis of our proposed fuel cell products.

In the next twelve months our primary objective will be to complete development of our proposed technology and produce, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed product in China.

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

In our management's opinion, we need to achieve the following events or milestones in the next twelve months:

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

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

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

Liquidity and Capital Resources

At July 31, 2006, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $70,000 for the next twelve months. This includes our estimated expenses as follows:

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

In the opinion of our management, the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated May 8, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2006

INTERVIA INC.

/s/ "Zeyan Yao"
Zeyan Yao
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
09/13/2006

/s/ "Kai Kang" Kai Kang Chief Technology Officer and a member of the Board of Directors 09/13/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Zeyan Yao, President, Chief Executive Officer, Chief Financial Officer and director of Intervia Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of INTERVIA INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 13, 2006
By:	/s/ "Zeyan Yao" Zeyan Yao President, CEO, CFO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Kai Kang, Chief Technology Officer and director of Intervia Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of INTERVIA INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 13, 2006
By:	/s/ "Kai Kang" Kai Kang Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Zeyan Yao, President, Chief Executive Officer, Chief Financial Officer and Director of Intervia Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Intervia Inc.
By:	/s/ "Zeyan Yao" Zeyan Yao President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Intervia Inc. and will be retained by Intervia Inc. and furnished to the Securities and Exchange Commission or its staff upon request.