Form 10QSB
period 2006-10-31
Intervia Inc.
filed 2006-12-12
CIK 1353633

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-133879

INTERVIA INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)
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

Outstanding as of October 31, 2006: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended October 31, 2006.

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)
	(Unaudited) October 31, 2006	January 31, 2006
ASSETS
Current
Cash	$ -	$ 60,869
Prepaid expenses	-	10,000
Total assets	$ -	$ 70,869
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,882
Due to related party (Note 3)	5,285	-
Total current liabilities	5,285	4,882
Going concern contingency (Note 1)
Stockholders' equity (deficit)
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	66,500	66,500
Donated capital (Note 6)	3,000	-
Deficit accumulated during the development stage	(78,285)	(4,013)

Total stockholders' equity (deficit)	(5,285)	65,987

Total liabilities and stockholders' equity	$ -	$ 70,869

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)
	Three month period ended October 31, 2006	Three month period ended October 31, 2005	Nine month period ended October 31, 2006	For the period from February 2, 2005 (Date of Inception) to October 31, 2005	Accumulated from February 2, 2005 (Date of Inception) to October 31, 2006
ADMINISTRATION EXPENSES
Bank charges and interest	$	$ -	$ 72	$ -	$ 85
Other service		-	2,000	-	2,000
Donated services (Note 6)	1,500	-	3,000	-	3,000
Professional fees	3,700	-	69,200	-	73,200

Net loss	$(5,200)	$ -	$(74,272)	$ -	$ (78,285)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average common shares outstanding shares outstanding	3,500,000	38,043	3,500,000	12,915

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 (Stated in US Dollars)
(Unaudited)

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Donated Capital (Note 6)	Deficit Accumulated During the Development Stage	Total

Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, October 30, 2005	3,500,000	3,500	66,500	-	-	70,000
Loss for the period	-	-	-	-	(4,013)	(4,013)

Balance, January 31, 2006 (audited)	3,500,000	3,500	66,500	-	(4,013)	65,987

Donated services (Note 6)	-	-	-	3,000	-	3,000
Loss for the period	-	-	-	-	(74,272)	(74,272)

Balance, October 31, 2006 (unaudited)	3,500,000	$ 3,500	$ 66,500	$ 3,000	$ (78,285)	$ (5,285)

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	Nine month period ended October 31, 2006	For the period from February 2, 2005 (Date of Inception) to October 31, 2005	Accumulated from February 2, 2005 (Date of Inception) to October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (74,272)	$ -	$ (78,285)

Amount not involving cash: Donated capital Adjustments to reconcile net loss to net cash used by operating activities:	3,000	-	3,000
Decrease in prepaid expenses	10,000	-	-
Decrease in accounts payable and accrued liabilities	(4,882)	-	-

Net cash used in operating activities	(66,154)	-	(75,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party Shareholder Issuance of common shares	5,285 -	- -	5,285 70,000

Net cash provided by financing activities	5,285	-	75,285

Decrease in cash during the period	(60,869)	-	-

Cash, beginning of period	60,869	-	-

Cash, end of period	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

INTERVIA INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
October 31, 2006

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $78,285. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended January 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

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
October 31, 2006

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

Financial Instruments

Financial instruments of the Company consists of amount due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

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
October 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2006, the Company had no stock equivalents and as a result, diluted loss per share was equal to basic loss per share.

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

INTERVIA INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
October 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Recent Accounting Pronouncements (cont'd...)

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

INTERVIA INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
October 31, 2006

3. DUE TO RELATED PARTY

Amount due to related party at October 31, 2006 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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

5. INCOME TAXES

At October 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $78,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

6. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services, commencing May 1, 2006, to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Nine months ended October 31, 2006	February 2, 2005 (Date of Inception) to October 31, 2006

Donated services	$ 3,000	$ 3,000

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fuel cell technology and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to January 31, 2006. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fuel cell products. Accordingly, we must raise cash from sources other than the sale of fuel cell products. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $78,285 as of October 31, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - February 2, 2005 (date of inception) to October 31, 2006

From the date of our incorporation on February 2, 2005 to October 31, 2006, we had not generated any revenue. Our operating activities during this period consist primarily of developing fuel cell products in China.

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

From May 1, 2006 to July 31, 2006

For the period from May 1, 2006 to July 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

  Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from May 1, 2006 to July 31, 2006 was $65,500;

  The management fees incurred by our company during the period incurred by our company during the period from May 1, 2006 to July 31, 2006 was $1,500;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from May 1, 2006 to July 31, 2006 was $21;

From August 1, 2006 to October 31, 2006

For the period from August 1, 2006 to October 31 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

  Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from August 1, 2006 to October 31 was $3,700;

  The management fees incurred by our company during the period incurred by our company during the period from August 1, 2006 to October 31 was $1,500;

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our fuel cell technology by March 2007. This will allow users to test our fuel cell technology for effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the complete and commercial version of our proposed our fuel cell technology by August 2007. This will be the initial commercial version of our fuel cell technology, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the development is approximately $25,000.

3. Before the end of 2007, negotiate and enter into agreements with material supply wholesalers for supplies we require for our products. We estimate that this will cost a total of $5,000.

4. Commence an advertising campaign for our fuel cell technology immediately following the completed product development, which will be by December 2007. We estimate that we will need $5,000 to implement our marketing and advertising campaign.

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

Liquidity and Capital Resources

At October 31, 2006, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $70,000 for the next twelve months. This includes our estimated expenses as follows:

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

In the opinion of our management, we will raise additional capital to continue our operations. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

Dated: December 12, 2006

INTERVIA INC.

/s/ Zeyan Yao
Zeyan Yao
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
12/12/2006

/s/ Kai Kang Kai Kang Chief Technology Officer and a member of the Board of Directors 12/12/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Zeyan Yao, the President, Chief Executive Officer and director of INTERVIA INC., certify that:

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

Date: December 12, 2006
By:	/s/ Zeyan Yao Zeyan Yao President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

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

Date: December 12, 2006
By:	/s/ Kai Kang Kai Kang Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Zeyan Yao, President, Chief Executive Officer and Director of INTERVIA INC. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended October 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

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