Form 10KSB
period 2007-01-31
Intervia Inc.
filed 2007-05-22
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[  ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-50494

INTERVIA, INC.
(Name of small business issuer in its charter)

Nevada                                                      N/A
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

3702 South Virginia Street
Suite G12 - 401
Reno, Nevada  89502
(Address of principal executive offices)

Issuer’s telephone number
(702) 989-5429

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which
to be so registered                                                           each class is to be registered

None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                               No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                      No      X

State issuer’s revenues for its most recent fiscal year:         Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$nil  based on the last sale’s price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,500,000 shares of common stock as at April 26, 2007

TABLE OF CONTENTS

                                                                                                                                                              Page

ITEM1: DESCRIPTIONOF BUSINESS

4

ITEM 2:  DESCRIPTION OF PROPERTY

8

ITEM 3:  LEGAL PROCEEDINGS

8

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

8

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

8

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7:  FINANCIAL STATEMENTS

12

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND   FINANCIAL DISCLOSURES

21

ITEM 8A:  CONTROLS AND PROCEDURES

21

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

22

ITEM 10:  EXECUTIVE COMPENSATION

23

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

24

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13:  EXHIBITS AND REPORTS

25

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General
The Company was formed as a Nevada corporation on February 2, 2005. Our head office is located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our telephone number is 702-989-5429. Our business plan is to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. In order to achieve commercialization, we will be focused on building a commercial prototype, enhancing product performance, and building customer and OEM manufacturer relationships.

We are in the initial stage of researching and developing fuel cells and their components. We are in the process of building our first fuel cell prototypes. A fuel cell is a device that uses hydrogen (or hydrogen-rich fuel) and oxygen to create electricity. Fuel cells are more energy-efficient than combustion engines and the hydrogen used to power them can come from a variety of sources. If pure hydrogen is used as a fuel, fuel cells emit only heat and water, eliminating concerns about air pollutants or greenhouse gases.

Products

The development of our core fuel cell technology is based on the clear distinction the Company makes between hydrogen/oxygen fuel cells and hydrogen/air fuel cells - their technical characteristics, differences in fuelling systems and specifics of operation in the small to medium power applications.

Our H2O2 fuel cell features a self-contained system structure specifically designed for high efficiency fuel cell applications requiring 5 kW or less. Our new PEM architecture and its proprietary sealing enables the fuel cell stack to operate at high power densities and at a reduced risk of auto-ignition in high oxygen concentration settings. Its innovative bi-polar plate design optimizes the fuel/oxidant humidification process as well as heating and water management.

The most effective way to maximize performance efficiency and reduce the cost per KW power output is through the design and development of fuel cell systems tailored to the specifics of particular applications. The H2O2 fuel cell systems, in the 0.250 KW - 5 KW power output range, prove to be best suited to providing the highest performance efficiency through the elimination of bulky sub-systems and the reduction of parasitic losses, while offering safe and practical operation.

The best-fit applications for the H2O2 fuel cell are in three distinctive areas, where:

• Air is not available such as in space or underwater;

• Oxygen is available as with electrolyzers in medical facilities and renewable energies; and,

• Size and system complexity matters as with portable power supplies and low-speed, off-road vehicles.

Our hydrogen/oxygen fuel cells offer the following multiple advantages in comparison with hydrogen/air fuel cells:

• twice the power density of traditional air-based fuel cells;

• immediate, battery-free start-up;

• silent operation;

• non-reliance on potentially contaminated air supply;

• less complicated and significantly reduced parasitic power losses;

• reduced number of sub-systems;

• higher performance; and

• a 50% cost reduction.

Traditional hydrogen/air fuel cells in the less than 5 kW electric outputs are:

• bulky;

• noisy;

• have rapidly declining energy efficiency; and

• require battery start-up.

Market

The market for fuel cell energy is largely driven by the need for a clean, efficient energy source due to environmental concerns, increasing costs and the uncertainty of fossil fuel supply.

Fuel cells convert chemical energy into electrical power with fewer steps than other energy technologies. Fuel cells do not store energy, but convert it from one form to another and continue to operate as long as fuel is provided. The general advantages of fuel cells over other energy sources include clean, safe, quiet performance, high-energy efficiency, low emissions and ease of operation. The range of potential applications for fuel cells is quite broad, including:

portable/battery substitution (portable appliances and power tools, small personal vehicles, consumer electronics, backup power);

transportation (automotive, public transportation, commercial transportation, marine, military); and

distributed power (to homes and small businesses, commercial and industrial sites, remote power (not on standard electrical grid systems).

Marketing Strategy

Our President will develop and implement our marketing plan for our proposed fuel cells. Our marketing plan will have the following two elements:

Brand Equity

We selected the name of our company to attempt to establish our brand name.

Advertising

After it is developed, we will use our website at www.intervia-fuelcell.com as the primary medium to promote our fuel cell products. We will also market our fuel cell technology by placing banner advertising on home pages of relevant fuel cell and power equipment websites.

We will produce promotional material for direct marketing. If, however, we are unable to complete the development of our prototype, or if we are unable to sell fuel cell technology sufficiently, for any reason, we may go out of business.

Competition

Worldwide: The markets for fuel cells and related products and systems are intensely competitive and the manufacture of fuel cells is extremely capital-intensive. Many of these companies have greater financial and marketing resources, greater name recognition and more experience in the fuel cell business than we have. Compared to them, our major advantage is that we can offer lower price products.

Our major competitors and their respective products include, but are not limited to, the following:

COMPANY	PRODUCT(S)
Ballard Power Systems	Pressurized PEM's for vehicles, up to 85KW, portable and stationary
DCH Technology, Inc.	12 W-5 KW fuel cell

H Power	PEM fuel cell for small portable system
Manhattan Science	Portable fuel cells
NU Element, Inc.	1 KW - 200 KW fuel cell
Nuvera Fuel Cells	0.7 KW - 60 KW fuel cell
Schatz Energy Research	Automotive, portable

Government Regulation

Due to the increasing popularity and use of fuel cells, it is possible that a number of laws and regulations may be adopted with respect to the fuel cells generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for fuel cell commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting this type of business.  The adoption of any such laws or regulations may decrease the growth of commerce, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of fuel cells. However, the legal and regulatory environment that pertains to fuel cells is uncertain and may change. New laws may cover issues that include:

•

sales and other taxes;

•

pricing controls;

•

characteristics and quality of products and services;

•

consumer protection;

•

libel and defamation;

•

copyright, trademark and patent infringement; and

These new laws may impact our ability to market and sell the Intervia fuel cells in accordance with our business plan.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We have no full-time employees and one part-time employee. Our part-time employee is Mr. Glenn Morimoto, our President, Chief Executive Officer and director.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2:  DESCRIPTION OF PROPERTY

We currently maintain an executive office, 3702 South Virginia Street, Suite G12 – 401,Reno, Nevada  89502.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol ITVA.   However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that   would be needed to satisfy the rights of shareholders who have preferential rights   superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2007, and expenses for the periods ended January 31, 2007, and 2006, and cumulative from inception.  Actual results could differ from those estimates made by management.

Plan of Operation

The Company was formed as a Nevada corporation on February 2, 2005. Our head office is located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our telephone number is 702-989-5429. Our business plan is to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. In order to achieve commercialization, we will be focused on building a commercial prototype, enhancing product performance, and building customer and OEM manufacturer relationships.

We are in the initial stage of researching and developing fuel cells and their components. We are in the process of building our first fuel cell prototypes. A fuel cell is a device that uses hydrogen (or hydrogen-rich fuel) and oxygen to create electricity. Fuel cells are more energy-efficient than combustion engines and the hydrogen used to power them can come from a variety of sources. If pure hydrogen is used as a fuel, fuel cells emit only heat and water, eliminating concerns about air pollutants or greenhouse gases.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2007. Our accumulated deficit is $82,785 as of January 31, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our fuel cell technology by October 2007. This will allow users to test our fuel cell technology for effectiveness. We estimate that this will cost a total of $7,500.

2. Develop the complete and commercial version of our proposed our fuel cell technology by April 2008. This will be the initial commercial version of our fuel cell technology, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the development is approximately $25,000.

3. Before the end of 2007, negotiate and enter into agreements with material supply wholesalers for supplies we require for our products. We estimate that this will cost a total of $2,500.

4. Commence an advertising campaign for our fuel cell technology immediately following the completed product development, which will be by April 2008. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

Capital Resources and Liquidity.

As of January 31, 2007, we had $0 in cash.  As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and the implementation of our business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our new business plan. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Results of Operations for Fiscal Year Ended January 31, 2007

From inception we have been a development stage company focused on the development of our bio-tech products and have not earned any revenues from our incorporation on February 2, 2005 to January 31, 2007.

We incurred operating expenses in the amount of $78,772 for the fiscal year ended January 31, 2007. These operating expenses were comprised of Other services of $2,000, Donated services of $4,500 and professional fees $72,200.

We have not attained profitable operations, have no cash resources, and are dependent upon obtaining financing to pursue activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intervia Inc.

We have audited the accompanying balance sheets of Intervia Inc. (a development stage company) as of January 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended January 31, 2007, for the period from February 2, 2005 (date of inception) to January 31, 2006 and for the period from February 2, 2005 (date of inception) to January 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Intervia Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended January 31, 2007, for the period from February 2, 2005 (date of inception) to January 31, 2006 and for the period from February 2, 2005 (date of inception) to January 31, 2007in conformity with accounting principles generally accepted in the United States of America.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 8, 2007

INTERVIA INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	January 31, 2007	January 31, 2006

ASSETS

Current
Cash	$ -	$ 60,869
Prepaid expenses	-	10,000

Total assets	$ -	$ 70,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$ -	$ 4,882
Due to related party (Note 3)	8,285	-

Total current liabilities	8,285	4,882

Contingency (Note 1)

Stockholders' equity (deficit)
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares (January 31, 2006 – 3,500,000)	3,500	3,500
Additional paid-in capital	71,000	66,500
Deficit accumulated during the development stage	(82,785)	(4,013)

Total stockholders’ equity (deficit)	(8,285)	65,987

Total liabilities and stockholders’ equity (deficit)	$ -	$ 70,869

The accompanying notes are an integral part of these financial statements

INTERVIA INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Year ended January 31, 2007	February 2, 2005 (Date of Inception) to January 31, 2006	February 2, 2005 (Date of Inception) to January 31, 2007

EXPENSES
Administrative services (Note 3)	$ 4,500	$ -	$ 4,500
Bank charges and interest	72	13	85
Miscellaneous	2,000	-	2,000
Professional fees	72,200	4,000	76,200

Net loss	$ (78,772)	$ (4,013)	$ (82,785)

Basic and diluted loss per share	$ (0.02)	$ (0.00)

Weighted average common shares outstanding	3,500,000	896,694

The accompanying notes are an integral part of these financial statements

INTERVIA INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ - -	$ -

Common stock issued for cash at $0.02 per share, October 30, 2005	3,500,000	3,500	66,500	-	70,000

Net loss	-	-	-	(4,013)	(4,013)

Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987

Donated services (Note 3)	-	-	4,500	-	4,500

Net loss	-	-	-	(78,772)	(78,772)

Balance, January 31, 2007	3,500,000	$ 3,500	$ 71,000	$ (82,785)	$ (8,285)

(Stated in US Dollars)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended January 31, 2007	February 2, 2005 (Date of Inception) to January 31, 2006	February 2, 2005 (Date of Inception) to January 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (78,772)	$ (4,013)	$ (82,785)

Amount not involving cash: Donated capital Adjustments to reconcile net loss to net cash used by operating activities:	4,500	-	4,500
Decrease (increase) in prepaid expenses	10,000	(10,000)	-
(Decrease) increase in accounts payable and accrued liabilities	(4,882)	4,882	-

Net cash used in operating activities	(69,154)	(9,131)	(78,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party Issuance of common shares	8,285 -	- 70,000	8,285 70,000

Net cash provided by financing activities	8,285	70,000	78,285

CHANGE IN CASH	(60,869)	60,869	-

CASH, BEGINNING	60,869	-	-

CASH, ENDING	$ -	$ 60,869	$ -

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERVIA INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

January 31, 2007

1.

NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $82,785. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

2.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

Financial Instruments

The fair value of the Company's financial instrument, amount due to related party, is not determinable as it has no fixed terms of repayment. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

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

INTERVIA INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

January 31, 2007

2.

SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Comprehensive Income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

INTERVIA INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

January 31, 2007

2.

SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.

RELATED PARTY TRANSACTIONS

Amount due to related party at January 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties. The Company recognized donated services, commencing May 1, 2006, to directors of the Company for office administration fees and rent of office premises, valued at $500 per month, as follows:

INTERVIA INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

January 31, 2007

3.

RELATED PARTY TRANSACTIONS (cont’d…)

	Year ended January 31, 2007	February 2, 2005 (Date of Inception) to January 31, 2006	February 2, 2005 (Date of Inception) to January 31, 2007

Administrative services	$ 4,500	$ -	$ 4,500

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

At January 31, 2007 and 2006, the Company had no issued or outstanding stock options or warrants.

5.

INCOME TAXES

	2007	2006

Deferred Tax Assets
Non-capital losses carryforward	$ 28,975	$ 1,400
Valuation allowance	(28,975)	(1,400)

Net deferred tax assets	$ -	$ -

At January 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $83,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

 ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Glenn Morimoto.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors:

Director
Glenn Morimoto

Executive Officers:

Officer
Glenn Morimoto, President, CEO and CFO

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

Glenn Morimoto was elected to our board of directors on March 5, 2007.

Glenn Morimoto, 45 yrs of age, most recently held a senior management level position with an Agricultural Cooperative for over 15 years.  He has helped develop the company’s client base on a global scale and was instrumental in helping the cooperative exceed sales of U$150M annually.  Previously, he worked for a global furniture company for 10 years and held various management level positions.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended January 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                   Number     Transactions     Known Failures
                                                                   Of  late      Not Timely             To File a
Name and principal position                      Reports          Reported        Required Form
Glenn Morimoto                                                   0                 0                       0
(President, Chief Executive Officer and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended January 31, 2007

.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Glenn Morimoto	President	2007	$0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at April 30, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock			%
Common stock	All officers and directors as a group that consists of one person	-	-%

The percent of class is based on 3,500,000 shares of common stock issued and outstanding as of the date of this report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number     Description

31.1

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act  of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                     Fiscal year ended           Fiscal year ended
                                      January 31, 2007         January 31, 2006
Audit fees                      $7,500-$10,000                   $4,000

Audit-related fees                  $7,250                            Nil
Tax fees                                    Nil                               Nil
All other fees                            Nil                                Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

 /s/ Glenn Morimoto
Glenn Morimoto
President, Chief Executive Officer & Director
Date: May 17, 2007