Form 10QSB
period 2007-04-30
Intervia Inc.
filed 2007-06-19
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended April 30, 2007

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

Outstanding as of June 11, 2007: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended April 30, 2007.

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
April 30, 2007
(Stated in US Dollars)
(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	April 30,	January 31,
	2007	2007
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party (Note 3)	$ 29,192	$ 8,285

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares (January 31, 2007 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the exploration stage	(103,692)	(82,785)

	(29,192)	(8,285)

	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months ended April 30,	Three months ended April 30,	February 2, 2005 (Inception) to April 30,
	2007	2006	2007

Expenses
Administrative fees	$ -	$ -	$ 4,500
Bank charges & interest	-	51	85
Miscellaneous expenses	633	-	2,632
Professional fees	20,189	-	96,389
Transfer agent	85	-	85

Net loss	$ (20,907)	$ (51)	$ (103,692)

Basic and diluted loss per share	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in US Dollars)
(Unaudited)

			Additional	Deficit Accumulated During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, February 2, 2005	-	$ -	$ -	$ -	$ -
(date of inception)

Capital stock issued for cash: – October 30, 2005 at $0.02 per share	3,500,000	3,500	66,500	-	70,000

Net loss	-	-	-	(4,013)	(4,013)

Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987

Donated services	-	-	4,500	-	4,500

Net loss	-	-	-	(78,772)	(78,772)

Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)

Net loss	-	-	-	(20,907)	(20,907)

Balance, April 30, 2007 (Unaudited)	3,500,000	$ 3,500	$ 71,000	$ (103,692)	$ (29,192)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months ended April 30,	Three months ended April 30,	February 2, 2005 (Inception) to April 30,
	2007	2006	2007

Operating Activities
Net loss	$ (20,907)	$ (51)	$ (103,692)
Item not requiring use of cash
Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	(25,000)	-
Decrease in accounts payable and accrued liabilities	-	(4,882)	-

Net cash used in operating activities	(20,907)	(29,933)	(99,192)

Financing Activities
Due to related party	20,907	-	24,692
Issuance of common shares	-	-	74,500

Net cash provided by financing activities	20,907	-	99,192

Decrease in cash	-	(29,933)	-

Cash, beginning	-	60,869	-

Cash, ending	$ -	$ 30,936	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $103,692. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2007. The interim unaudited financial statements should be read in conjunction with those financial statements for the period ended January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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
April 30, 2007

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

Financial Instruments

Financial instruments of the Company consist of amounts due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

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

April 30, 2007

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the Company had no stock equivalents and as a result, diluted loss per share was equal to basic loss per share.

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

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30, 2007

2. SIGNIFICANT ACOUNTING POLICIES (cont'd...)

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement did not have a material effect on the Company.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
April 30 ,2007

3. DUE TO RELATED PARTY

Amount due to related party at April 30, 2007 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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

5. INCOME TAXES

At April 30, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $103,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fuel cell technology and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to January 31, 2007. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fuel cell products. Accordingly, we must raise cash from sources other than the sale of fuel cell products. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $103,692 as of April 30, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - February 2, 2005 (date of inception) to April 30, 2007

From the date of our incorporation on February 2, 2005 to April 30, 2007, we had not generated any revenue. Our operating activities during this period consist primarily of developing fuel cell products in China.

From February 2, 2005 (date of inception) to January 31, 2007

For the period from February 2, 2005 to January 31, 2007 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•

Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to January 31, 2007 was $76,200;

•

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from February 2, 2005 to January 31, 2007 was $85;

•

Administrative fees due to the directors of the company.  The amount incurred from February 2, 2005 to January 31, 2007 was $4,500.

From February 1, 2007 to April 30, 2007

For the period from February 1, 2006 to April 30, 2007, we did not generate any revenue.

Total operating expenses for the period from February 1, 2007 to April 30, 2007 were $633 miscellaneous office expense, $20,189 professional fees and $85 for transfer agent fees.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

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

•

Enhance our core technology to increase the fuel cell capacity and efficiency;

•

Make arrangements with certain material providers to secure a stable and affordable material supply for our products; and

•

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

•

Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $10,000;

•

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

•

Working capital, which includes compensation to the additional employee we will hire during the next twelve months. We estimate that the total salary for the next twelve months will be approximately $10,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

At April 30, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $70,000 for the next twelve months. This includes our estimated expenses as follows:

•

$30,000 in further development of our fuel cell technology for the next twelve months;

•

our estimated expenses of $5,000 in the promotion of our fuel cell products through traditional advertising media such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

•

our estimated expenses of $5,000 for negotiating with material suppliers for our products;

•

our estimated expenses of $10,000 for our audit fees for the next twelve months;

•

our estimated expenses of $10,000 for our legal and organization fees for the next twelve months; and

•

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

Personnel

Mr. Glen Morimoto, our President and Director, is currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Morimoto will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

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

•

Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated May 8, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2007

INTERVIA INC.

/s/ Glen Morimoto
Glen Morimoto
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
06/18/2007

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Glen Morimoto, the President, Chief Executive Officer and director of INTERVIA INC., certify that:

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

Date: June 12, 2007

By:	/s/ Glen Morimoto Glen Morimoto President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Glen Morimoto, President, Chief Executive Officer and Director of INTERVIA INC. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended April 30, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Intervia Inc.

By:	/s/Glen Morimoto Glen Morimoto President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Intervia Inc. and will be retained by Intervia Inc. and furnished to the Securities and Exchange Commission or its staff upon request.