Form 10QSB
period 2007-07-31
Intervia Inc.
filed 2007-09-12
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended July 31, 2007

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

Outstanding as of August 30, 2007: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended July 31, 2007.

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
July 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,	January 31,
	2007	2007
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,545	$ -
Due to related party (Note 2)	34,315	8,285

	37,860	8,285

Contingency (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares (January 31, 2007 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(112,360)	(82,785)

	(37,860)	(8,285)

	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,	Three months ended July 31,	Six months ended July 31,	Six months ended July 31,	February 2, 2005 (Inception) to July 31,
	2007	2006	2007	2006	2007

Expenses
Bank charges & interest	$ 116	$ 21	$ 116	$ 72	$ 201
Donated service	-	1,500	-	1,500	4,500
Miscellaneous expenses	52	2,000	685	2,000	2,685
Professional fees	8,500	65,500	28,689	65,500	104,889
Transfer agent	-	-	85	-	85

Net loss	$ 8,668	$ 69,021	$ 29,575	$ 69,072	$ 112,360

Basic and diluted loss per share	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended July 31,	Six months ended July 31,	February 2, 2005 (Inception) to July 31,
	2007	2006	2007

Operating Activities
Net loss	$ (29,575)	$ (69,072)	$ (112,360)
Item not requiring use of cash
Donated capital	-	1,500	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in prepaid expenses	-	10,000	-
Increase (decrease) in accounts payable and accrued liabilities	3,545	(4,882)	3,545

Net cash used in operating activities	(26,030)	(62,454)	(104,315)

Financing Activities
Due to related party	26,030	1,585	34,315
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	26,030	1,585	104,315

Decrease in cash	-	(60,869)	-

Cash, beginning	-	60,869	-

Cash, ending	$ -	$ -	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
July 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $112,360. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2007. The interim unaudited financial statements should be read in conjunction with those financial statements for the period ended January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

2. DUE TO RELATED PARTY

Amount due to related party at July 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our fuel cell technology and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on February 2, 2005 to January 31, 2007. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed fuel cell products. Accordingly, we must raise cash from sources other than the sale of fuel cell products. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $112,360 as of July 31, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - February 2, 2005 (date of inception) to July 31, 2007

From the date of our incorporation on February 2, 2005 to July 31, 2007, we had not generated any revenue. Our operating activities during this period consist primarily of developing fuel cell products in China.

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

•

Donated Service due to the directors of the company.  The amount incurred from February 2, 2005 to January 31, 2007 was $4,500.

From February 1, 2007 to July 31, 2007

For the period from February 1, 2007 to July 31, 2007, we did not generate any revenue.

Total operating expenses for the period from February 1, 2007 to July 31, 2007 were $685 miscellaneous office expense, $28,689 professional fees and $85 for transfer agent fees.

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

Liquidity and Capital Resources

At July 31, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $70,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: September 14, 2007

INTERVIA INC.

/s/ Glen Morimoto
Glen Morimoto
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
09/14/2007

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

Date: September 14, 2007

By:	/s/ Glen Morimoto Glen Morimoto President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Glen Morimoto, President, Chief Executive Officer and Director of INTERVIA INC. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended July 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

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