Form 10KSB
period 2008-01-31
Intervia Inc.
filed 2008-05-12
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________

Commission file number: 000-52010

INTERVIA INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12 – 401, Reno, Nevada 89502
(Address of principal executive offices)

(702) 989-5429
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: $30,000 as at January 30, 2008 based on a price of $0.02 per share, being the issue price per share of the last private placement of the issuer completed in October, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,500,000 common shares as of April 21, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [x]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements.

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-KSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-KSB. Readers should not place undue reliance on these forward-looking statements. Readers should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

  limited operating history
  lack of product revenues
  limited marketing experience to develop customers
  ability to raise additional financing
  ability to generate positive cash flow
  uncertainty in regulatory and legal environment in China
  dependence on key personnel
  competitive factor; and
  general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

As used in this annual report, the terms “we”, “us”, “our company”, and “Intervia” means Intervia Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this annual report are expressed in US dollars unless otherwise indicated.

General

The Company was formed as a Nevada corporation on February 2, 2005. Our head office is located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our telephone number is 702-989-5429.

Our business plan is to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. In order to achieve commercialization, we are focused on building a commercial prototype, enhancing product performance, and building customer and OEM manufacturer relationships.

We are in the initial stage of researching and developing fuel cells and their components. We are in the process of building our first fuel cell prototypes. A fuel cell is a device that uses hydrogen (or hydrogen-rich fuel) and oxygen to create electricity. Fuel cells are more energy-efficient than combustion engines and the hydrogen used to power them can come from a variety of sources. If pure hydrogen is used as a fuel, fuel cells emit only heat and water, eliminating concerns about air pollutants or greenhouse gases. We have not generated any revenues from the development of our products to date and are dependant on additional financing to continue our business plan.

During fiscal 2008 we suspended the development of our products and business plan until we are able raise sufficient additional financing. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business. If we do not raise the funds required to continue our current business plans we intend to abandon our current business and may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. See “Item 6. Management’s Discussion And Analysis Or Plan Of Operation”, below.

Product Overview

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

  Air is not available such as in space or underwater;

  Oxygen is available as with electrolyzers in medical facilities and renewable energies; and,

  Size and system complexity matters as with portable power supplies and low-speed, off-road vehicles.

Our hydrogen/oxygen fuel cells offer the following multiple advantages in comparison with hydrogen/air fuel cells:

  twice the power density of traditional air-based fuel cells;
  immediate, battery-free start-up;
  silent operation;
  non-reliance on potentially contaminated air supply;
  less complicated and significantly reduced parasitic power losses;
  reduced number of sub-systems;
  higher performance; and
  a 50% cost reduction.

Traditional hydrogen/air fuel cells in the less than 5 kW electric outputs are:

  bulky;
  noisy;
  have rapidly declining energy efficiency; and
  require battery start-up.

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

We intend to produce promotional material for direct marketing. If, however, we are unable to complete the development of our prototype, or if we are unable to sell fuel cell technology sufficiently, for any reason, we may go out of business.

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

  sales and other taxes;
  pricing controls;
  characteristics and quality of products and services;
  consumer protection;
  libel and defamation;
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

Registrant Information

We file annual, quarterly, current reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an executive office at 3702 South Virginia Street, Suite G12 – 401, Reno, Nevada 89502. These premises are rented on a monthly basis for a nominal sum. We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “ITVA”. No trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

Holders of Common Stock

We have 32 shareholders of record as at April 21, 2008. The transfer agent and registrar for our common stock is Integrity Stock Transfer, located at 3027 E. Sunset Road - Suite 103, Las Vegas, NV 89120, Telephone: (702) 317-7757, Fax: (702) 796-5650.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

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

We are in the initial stage of researching and developing fuel cells and their components and building our first fuel cell prototypes. A fuel cell is a device that uses hydrogen (or hydrogen-rich fuel) and oxygen to create electricity. Fuel cells are more energy-efficient than combustion engines and the hydrogen used to power them can come from a variety of sources. If pure hydrogen is used as a fuel, fuel cells emit only heat and water, eliminating concerns about air pollutants or greenhouse gases.

During fiscal 2008 we suspended the development of our products and business plan until we are able raise sufficient additional financing. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business. If we do not raise the funds required to continue our current business plans we intend to abandon our current business and may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2008. Our accumulated deficit is $116,630 as of January 31, 2008. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

In the next 12 months, subject to obtaining additional financing, our primary objective is to complete development of our proposed technology and product, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed product in China.

We believe that the primary source of revenue for our business model will be the sale of our proposed fuel cell products to business enterprises. We intend to negotiate with each of our future customers individually and charge our future customers depending on the type of application required and the size of the order. We also intend to receive compensation for professional services such as customized design and development of fuel cell products. Currently, we do not have any customers as our fuel cell products are not yet fully developed.

We intend to achieve the following events or milestones in the next twelve months:

1.	Enhance our core technology to increase the fuel cell capacity and efficiency;

2.	Make arrangements with certain material providers to secure a stable and affordable material supply for our products; and

3.	Establish customer and partner relationships in as many provinces of China as we can, once our fuel cell products are fully developed.

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

Cash Requirements

Our estimated expenses for the next 12 months, including all product development expenses outlined above are $65,000. As at January 31, 2008, we had cash reserves of $Nil and working capital deficit of $42,130. During the twelve month period ending January 31, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, we will not be able to continue the development of our products. If we do not continue to obtain additional financing, we will be forced to abandon our current business and seek a new line of business.

Results of Operations

From inception we have been a development stage company focused on the development of our bio-tech products and have not earned any revenues from our incorporation on February 2, 2005 to January 31, 2008.

Summary of Year End Results

	Year Ended January 31
			Percentage
			Increase /
	2008	2007	(Decrease)
Revenue	$-	$-
Expenses	33,845	78,772	(57%	)
Net Loss	33,845	78,772	(57%	)

Revenue

We are a development stage company that from inception to January 31, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
			Percentage
	2008	2007	Increase /
			(Decrease)
Administrative services	$-	$4,500	(100%	)
Office	821	2,072	(60.3%	)
Professional fees	32,939	72,200	(57%	)
Transfer agent	85	-	100%	)
Total Expenses	$33,845	$78,772	(57%	)

The decrease in our total expenses during the year ended January 31, 2008 as compared to the year ended January 31, 2007 was primarily due to a decrease in administrative expenses and in professional fees associated with preparing our periodic reports in compliance with our reporting obligations under the Securities Exchange Act of 1934.

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the year ended January 31, 2008, the Company has recorded $Nil (2007 - $4,500) in donated services. An amount of $37,860 due to related parties at January 31, 2008 and 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Liquidity and Financial Condition

Working Capital

			Percentage
	January 31, 2008	January 31, 2007	Increase / (Decrease)
Current Assets	$-	-	-
Current Liabilities	$42,130	$8,285	408.50%
Working Capital Surplus (Deficit)	$($42,130)	($8,285)	408.50%

As of January 31, 2008, we had $nil in cash. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and the implementation of our business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our new business plan. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.Off-Balance Sheet Arrangements We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning February 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2008, and expenses for the periods ended January 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

RISK FACTORS

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

Some of our competitors have certain advantages including, substantially greater financial, technical and marketing resources, greater name recognition, and more established relationships in China.

Our competitors may be able to utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other financing opportunities more readily, and devote greater resources to the marketing and sale of their products.

The markets for our proposed products are characterized by changing technology and awareness of new fuel cell development. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our products, and to increase the awareness of the newly developed and reported techniques that our technology is based on. There can be no assurance that we will be able to compete successfully, that competitors will not develop products that render our products obsolete or less marketable or that we will be able to successfully enhance its products or develop new products.

Risks Related to our Company

We have a limited operating history. If we cannot successfully manage the risks normally faced by startup companies, we may not achieve profitable operations and ultimately our business may fail.

We have a very limited operating history and we face all of the risks and uncertainties encountered by such early development-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any start-up company. Due to our limited history, predictions of our future performance are very difficult.

As at January 31, 2008, we had an accumulated net loss of $116,630 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended January 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our business plan involves that we will not only offer products for sale, but also supply customers with updated technology that will be incorporated into the improvement of the clinical diagnostic techniques/kits. This approach will rely substantially on our ability to keep up with the rapid advances in the technology related to our products and to us any technology improvements to improve our products. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products and services.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In our audited financial statements included in this report, our independent auditors stated that our financial statements for the year ended January 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no customers and generate no revenues and have only limited marketing experience to develop customers.

We have not entered into any agreements to sell our products to any customers, as yet. We do not believe that we will generate significant revenues in the immediate future. We will not generate any meaningful revenues unless we obtain contracts with a significant number of distributors or general hospitals/clinics as one of the major buyers. There can be no assurance that we will ever be able to obtain contracts with a significant number of customers to generate meaningful revenues or achieve profitable operations.

We have only limited experience in developing and commercializing new products based on innovative biomedical technologies, and there is limited information available concerning the potential performance or market acceptance of our proposed products in China. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in commercialization of our products or that our efforts will result in successful commercialization.

We need substantial additional financing and a failure to obtain such required financing will inhibit our ability to grow or we may have to curtail or cease operations.

Our capital requirements relating to the manufacture and sale of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize additional products. We anticipate requiring approximately $65,000 in additional financing for our longer term growth. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

The continued growth of our business will require additional funding from time to time which would be used for general corporate purposes. General corporate purposes may include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock and any other purposes that we may specify in any prospectus supplement. Obtaining additional funding would be subject to a number of factors including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in the Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may reduce the value of your investment.

Our Certificate of Incorporation and Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Nevada law. This is intended to eliminate the personal liability of a director for monetary damages on an action for breach of a director’s duties to our company or by our stockholders (except in certain limited circumstances). In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continual services of our senior management. As an early stage development company, currently none of our senior management team receives any monetary remuneration from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the Chinese economy, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract or retain qualified personnel in the future. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and operations.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Risks Relating to the People’s Republic of China

The economic policies of the People’s Republic of China could affect our business.

Substantially all of our assets are located in the People’s Republic of China (hereinafter referred to as “China”) and substantially all of our revenue will be derived from operations in China. Accordingly, our operations and future prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and across various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but such measures may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The Chinese economy has been transitioning away from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to expand our business and/or operations internationally. China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions the Company may consummate in the future.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The political regime in China, including its bureaucracy unfamiliar with western forms of business management and organization, may hinder investment by western originating companies. We may have difficulty establishing adequate management, legal and financial controls in the China.

We may have difficulty establishing adequate management, legal and financial controls in China.

China, historically, has not adopted western style management and financial reporting concepts and practices nor has it adopted modern banking, computer and other control system principles. We may have difficulty in hiring and retaining a sufficient number of qualified local employees to work in our China operations. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

It will be extremely difficult to acquire jurisdiction and enforce liability against our officers, directors and assets based in China.

Because some of our executive officers and current directors, including, the inventor of our proprietary technology, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in a court in the United States.

We may face Political, Judicial and/or Ministerial Corruption Risk in China.

Another obstacle to foreign investment in China is corruption. We may face judicial and ministerial corruption in China. There is no assurance that we will be able to obtain recourse, if desired, through China’s poorly developed legal systems. In addition, many of the regulatory and business authorities with whom we normally conduct our business, are state employees or affiliated state-enterprise employees. These officials may engage in corrupt activities which may negatively impact our ability to conduct business.

Risks Related to Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock recently received approval to be quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board with the symbol of “ITVA”. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Even though our common stock is quoted on the OTC Bulletin Board, a public market for our common stock may not develop, then investors will not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Our stock price will likely be volatile.

The trading price for our common stock is likely to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect our stock price include:

  fluctuations in our operating results; announcements of partnerships or technological collaborations, innovations or new products by us or our competitors;
  changes in government regulations;
  developments in patent or other proprietary rights;
  public concern as to the safety of drugs developed by us or others;
  the results of clinical studies or trials by us, any partners we may have or our competitors;
  litigation;
  general stock market and economic conditions;
  number of shares available for trading (float);
  inclusion in or dropping from stock indexes.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect the market price of our common stock.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

ITEM 7. FINANCIAL STATEMENTS

INTERVIA, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
January 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intervia, Inc.

We have audited the accompanying balance sheets of Intervia, Inc. a development stage company as of January 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from February 2, 2005 (date of inception) through January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2005 (date of inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 21, 2008

INTERVIA, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31
	2008	2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,270	$-
Due to related party (Note 3)	37,860	8,285

	42,130	8,285

Contingency (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares at January 31, 2008 (2007 – 3,500,000)	3,500	3,500
Additional paid-in capital	71,000	71,000
Deficit accumulated during the development stage	(116,630)	(82,785)

	(42,130)	(8,285)

	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 2,
	Year	Year	2005
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2008	2007	2008

Expenses
Administrative services (Note 3)	$-	$4,500	$4,500
Office	821	2,072	2,906
Professional fees	32,939	72,200	109,139
Transfer agent	85	-	85

Net loss	$33,845	$78,772	$116,630

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding
– basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, February 2, 2005,
(Date of Inception)	-	$-	$-	$-	$-
Capital stock issued for cash at
$0.02 per share, October 30,	3,500,000	3,500	66,500	-	70,000
2005 (Note 4)
Net loss	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987
Donated services (Note 3)	-	-	4,500	-	4,500
Net loss	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)
Net loss	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	$3,500	$71,000	$(116,630)	$(42,130)

The accompanying notes are an integral part of these financial statements

INTERVIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

					February 2,
					2005
	Year		Year		(Inception)
	ended		ended		to
	January 31,		January 31,		January 31,
	2008		2007		2008

Operating Activities
Net loss	$(33,845	) $	(78,772	) $	(116,630)
Item not requiring use of cash
Donated capital	-		4,500		4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in prepaid expenses	-		10,000		-
Increase (decrease) in accounts payable and accrued liabilities	4,270		(4,882)		4,270

Net cash used in operating activities	(29,575)		(69,154)		(107,860)

Financing Activities
Due to related party	29,575		8,285		37,860
Issuance of common shares	-		-		70,000

Net cash provided by financing activities	29,575		8,285		107,860

Decrease in cash	-		(60,869)		-

Cash, beginning	-		60,869		-

Cash, ending	$-		$-		$-

Supplemental cash flow information

Cash paid for interest	$-		$-		$-

Cash paid for income taxes	$-		$-		$-

The accompanying notes are an integral part of these financial statements

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

1. NATURE OF BUSINESS

Intervia, Inc. (the “Company”) was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing fuel cell products in China. The Company is considered to be a development stage company and has not generated any revenues from operations. The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $116,630. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its director and officer of up to $50,000, or a private placement of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2008 and 2007, the Company had no components that would cause comprehensive income to be different than net loss.

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, “Accounting for Contingencies”. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended January 31, 2008.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the Company does not have any dilutive securities.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities and amounts due to related party approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award, effective January 1, 2006. Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

No. 123(R), and, consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

On December 21, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The SEC will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective February 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning February 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15,

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3. RELATED PARTY TRANSACTIONS

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the year ended January 31, 2008, the Company has recorded $Nil (2007 - $4,500) in donated services.

Amount due to related party at January 31, 2008 and 2007 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

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

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

4. COMMON STOCK (continued)

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

At January 31, 2008 and 2007, the Company had no issued or outstanding stock options or warrants.

5. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2008		2007

Net loss before income taxes	$(33,845)	$	(78,772)
Statutory tax rate	34%		34%

Income tax recovery	(11,507)		(26,782)
Non-deductible items	-		1,530
Valuation allowance	(11,507)		(25,252)

	$-		$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

INTERVIA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

5. INCOME TAXES (continued)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2008 and 2007. At January 31, 2008, the Company has net operating loss carryforwards, which expire commencing in 2025. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2008, but believes that the provisions will not limit the availability of losses to offset future income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

ITEM 8A. CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of January 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of January 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company:

(i)

Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and

(ii)

Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses

(i)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(ii)

ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.

Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at January 31, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date of Appointment
Glenn Morimoto	President and Chief Executive Officer and Director	46	March 5, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Glenn Morimoto, 46 years of age, most recently held a senior management level position with an Agricultural Cooperative for over 15 years. He has helped develop the company’s client base on a global scale and was instrumental in helping the cooperative exceed sales of US $150,000,000 annually. Previously, he worked for a global furniture company for 10 years and held various management level positions.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

All proceedings of the board of directors for the year from inception to January 31, 2008, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Glenn Morimoto, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Glenn Morimoto	1	1	1 [1]

1Mr. Morimoto did not file an initial Form 3

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we collectively refer to as the named executive officers, of our years ended January 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn Morimoto(1) President, CEO, CFO	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zeyan Yao(2) Former President, CEO, CFO	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes
(1)	Mr. Morimoto was appointed as a director and officer on March 5, 2007.
(2)	Mr. Yao resigned as an officer on March 5, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended January 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Employment Contracts

We are not party to any employment contracts with our directors and officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information as at January 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 21, 2008, there were 3,500,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
	5% Stockholders
Common Stock	Kai Kang Unit 6, 205 Fuyuan Qingdao, Shandong China	1,000,000	28.6%
Common Stock	Zeyan Yao Unit 6, 205 Fuyuan Qingdao, Shandong China	1,000,000	28.6%
	Directors and Officers
Common Stock	Glenn Morimoto 3702 South Virginia Street, Suite G12 – 401, Reno, Nevada 89502	0	*
Common Stock	Directors and Executive Officers as a Group	0	*

* Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

2	Based on 3,500,000 shares outstanding as of April 21, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

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

An amount of $37,860 is due to our President as at January 31, 2008. The amount owed is non-interest bearing, unsecured, with no stated terms of repayment.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) (the “Rule”). Under the Rule, a director is not considered to be independent if he or she is also an executive officer or employee of the company. The members of our board of directors also act as executive officers so we currently do not have any independent directors.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
10.1	Form of Subscription Agreement for private placement to Non-US investors completed on October 30, 2005 (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants (“Dale Matheson”) rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended January 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our annual report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31,
	2008	2007
Audit Fees and Audit Related Fees	$14,000	$13,750
Tax Fees	-	-
All Other Fees	-	-
Total	$14,000	$13,750

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use Dale Matheson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	INTERVIA INC.

/s/ Glenn Morimoto
Glenn Morimoto
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: May 8, 2008