Form 10-Q
period 2008-04-30
Intervia Inc.
filed 2008-06-20
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-50494

INTERVIA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12 – 401, Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

(702) 989-5429
(Registrant’s telephone number, including area code)

__________________________________________________
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [x]      No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 shares of common stock issued and outstanding as of June 10, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31,
	2008	2008
		(Audited)
ASSETS

CURRENT ASSETS
Prepaids	$5,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,079	$4,270
Due to related party (Note 2)	49,250	37,860

	59,329	42,130

Contingency (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares (January 31, 2008 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(128,829)	(116,630)

	(54,329)	(42,130)

	$5,000	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	February 2,
	months	months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2008	2007	2008

Expenses
Administrative services	$-	$-	$4,500
Office	-	633	2,906
Professional fees	11,499	20,189	120,638
Transfer and filing fees	700	85	785

Net loss	$12,199	$20,907	$128,829

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
– basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			February 2,
	Three	Three	2005
	months	months	(Inception)
	ended	ended	to
	April 30,	April 30,	April 30,
	2008	2007	2008

Operating Activities
Net loss	$(12,199)	$(20,907)	$(128,829)
Item not requiring use of cash
Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaids	(5,000)	-	(5,000)
Increase in accounts payable and accrued liabilities	5,808	-	10,079

Net cash used in operating activities	(11,391)	(20,907)	(119,250)

Financing Activities
Due to related party	11,391	20,907	49,250
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	11,391	20,907	119,250

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $128,829. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its director and officer of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

2.	RELATED PARTY TRANSACTIONS

Amount due to related party at April 30, 2008 and January 31, 2008 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS.

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-Q, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this report. Readers should not place undue reliance on these forward-looking statements. Readers should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

  limited operating history
  lack of product revenues
  limited marketing experience to develop customers
  ability to raise additional financing
  ability to generate positive cash flow
  uncertainty in regulatory and legal environment in China
  dependence on key personnel
  competitive factor; and
  general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Intervia” means Intervia Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are expressed in US dollars unless otherwise indicated.With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Background

We are a development stage company focused on developing fuel cell technology and producing fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. In order to achieve commercialization, we will be focused on building a commercial prototype, enhancing product performance, and building customer and OEM manufacturer relationships.

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

During fiscal 2008 we suspended the development of our products and business plan until we are able raise sufficient additional financing. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business. If we do not raise the funds required to continue our current business plans we intend to abandon our current business and may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Intervia may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Results of Operation

From inception we have been a development stage company focused on the development of our bio-tech products and have not earned any revenues from our incorporation on February 2, 2005 to April 30, 2008.

	Three Months	Three Months	Percentage
	Ended	Ended	Increase/
	April 30, 2008	April 30, 2007	(Decrease)
Revenue	$-	$-	-
Expenses	12,199	20,907	(41.7%	)
Net Loss	$12,199	$20,907	(41.7%	)

Revenues

We are a development stage company that from inception to April 30, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the three months ended April 30, 2008 are outlined in the table below:

	Three Months Ended April 30
			Percentage
			Increase /
	2008	2007	(Decrease)
Office	-	633	(100%	)
Professional fees	11,499	20,189	(43%	)
Transfer agent	700	85	723.5%
Total Expenses	$12,199	$20,907	(41.7%	)

The decrease in our total expenses during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 was primarily due to decreased professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934.

We recognized donated services from May 1, 2006 to April 30, 2008 to our company directors for office administration fees and rent of office premises, valued at $500 per month. During the quarter ended April 30, 2008, we have recorded $Nil in donated services. At April 30, 2008 an amount of $49,250 (January 31, 2008 - $37,860) is due to related parties and is non-interest bearing, unsecured, with no stated terms of repayment.

Liquidity and Capital Resources

Working Capital
	April 30, 2008	January 31, 2008
Current Assets	$5,000	$-
Current Liabilities	59,329	42,130
Working Capital	$(54,329)	$(42,130)

Cash Flows
	Three months Ended April 30
	2008	2007
Cash flow from operating activities	$(11,391)	$(20,907)
Cash flow used in investing activities	-	-
Cash provided by financing activities	11,391	20,907
Foreign exchange effect on cash	-	-
Net increase (decrease) in cash	$-	$-

We had cash on hand of $Nil and a working capital deficit of $54,329 as of April 30, 2008. We anticipate that we will incur approximately $65,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2008. Our accumulated deficit is $128,829 as of April 30, 2008. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Cash Requirements

Our estimated expenses for the next 12 months, including all product development expenses outlined above are $65,000. As at April 30, 2008, we had cash reserves of $Nil and working capital deficit of $54,329. During the 12-month period ending April 30, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, we will not be able to continue the development of our products. If we do not continue to obtain additional financing, we will be forced to abandon our current business and seek a new line of business.

Off-Balance Sheet Arrangements

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

As at April 30, 2008, we had an accumulated net loss of $128,829 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock recently received approval to be quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board with the symbol of “ITVA”. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Even though our common stock is quoted on the OTC Bulletin Board, a public market for our common stock may not develop, then investors will not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit	Description
No.
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
10.1	Form of Subscription Agreement for private placement to Non-US investors completed on October 30, 2005 (Incorporated by reference to our Registration Statement on Form SB-2 dated May 8, 2006)
14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB filed on May 12, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVIA INC.

/s/ Glenn Morimoto
Glenn Morimoto
President and Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

June 19, 2008