Form 10-Q
period 2008-07-31
Intervia Inc.
filed 2008-09-22
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission File Number: 000-50494

INTERVIA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3702 South Virginia Street, Suite G12 – 401, Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

(702) 989-5429
(Registrant’s telephone number, including area code)

N/A
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 shares of common stock issued and outstanding as of September 18, 2008

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
July 31, 2008
(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	July 31,	January 31,
	2008	2008

ASSETS

CURRENT ASSETS
	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,618	$4,270
Due to related party (Note 2)	51,829	37,860

	62,447	42,130

Contingency (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares (January 31, 2008 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(136,947)	(116,630)

	(62,447)	(42,130)

	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three	Three	Six	Six	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

Expenses
Bank charges & interest	$-	$116	$-	$116	$221
Donated service	-	-	-	-	4,500
Office expenses	-	52	-	685	2,685
Professional fees	8,118	8,500	19,617	28,689	128,756
Transfer and filing fees	-	-	700	85	785

Net loss	$8,118	$8,668	$20,317	$29,575	$136,947

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, February 2, 2005,
(Date of Inception)	-	$-	$-	$-	$-
Capital stock issued for cash at
$0.02 per share, October 30,	3,500,000	3,500	66,500	-	70,000
2005
Net loss	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987
Donated services	-	-	4,500	-	4,500
Net loss	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)
Net loss	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	3,500	71,000	(116,630)	(42,130)
Net loss	-	-	-	(20,317)	(20,317)
Balance, July 31, 2008	3,500,000	$3,500	$71,000	$(136,947)	$(62,447)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
			2005
	Six months	Six months	(Inception)
	ended	ended	to
	July 31,	July 31,	July 31,
	2008	2007	2008

Operating Activities
Net loss	$(20,317)	$(29,575)	$(136,947)
Item not requiring use of cash
Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	6,348	3,545	10,618

Net cash used in operating activities	(13,969)	(26,030)	(121,829)

Financing Activities
Due to related party	13,969	26,030	51,829
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	13,969	26,030	121,829

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Stated in US Dollars)
(Unaudited)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $136,947 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its director and officer of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

2. RELATED PARTY TRANSACTIONS

Amount due to related party at July 31, 2008 and January 31, 2008 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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
  competitive factor; and
  general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Intervia” means Intervia Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are expressed in US dollars unless otherwise indicated. With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

During fiscal, 2008 we suspended the development of our products and business plan until we are able raise sufficient additional financing. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business. If we do not raise the funds required to continue our current business plans we intend to abandon our current business and may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Intervia may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Results of Operation

From inception we have been a development stage company focused on the development of our bio-tech products and have not earned any revenues from our incorporation on February 2, 2005 to July 31, 2008.

	Three	Three			Six
	Months	Months			Months
	Ended	Ended			Ended	Six Months
	July	July	Percentage		July	Ended	Percentage
	31,	31,	Increase/		31,	July 31,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Revenue	$-	-	-		$-	-	-
Expenses	8,118	8,668	(6.3%	)	20,317	29,575	(31.3%	)
Net Loss	$8,118	8,668	(6.3%	)	$20,317	29,575	(31.3%	)

Revenues

We are a development stage company that from inception to July 31, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the three months ended July 31, 2008 are outlined in the table below:

	Three	Three	Six
	Months	Months	Months
	Ended	Ended	Ended	Six Months
	July 31,	July 31,	July 31,	Ended
	2008	2007	2008	July 31, 2007
Bank Charges and Interest	$-	$116	$-	$116
Office Expenses	-	52	-	685
Professional Fees	8,118	8,500	19,617	28,689
Transfer and filing fees	-	-	700	85
Total Expenses	$8,118	$8,668	$20,317	$29,575

The decrease of 6.3% in our total expenses during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 was primarily due to reduced operating activities.

We recognized donated services from May 1, 2006 to July 31, 2008 to our company directors for office administration fees and rent of office premises, valued at $500 per month. During the quarter ended July 31, 2008, we have recorded $Nil in donated services. At July 31, 2008, an amount of $51,829 (January 31, 2008 - $37,860) is due to related parties and is non-interest bearing, unsecured, with no stated terms of repayment.

Liquidity and Capital Resources

Working Capital

	July 31, 2008	January 31, 2008
Current Assets	$-	$-
Current Liabilities	62,447	42,130
Working Capital	$(62,447)	$(42,130)

Cash Flows

	Six months Ended July 31,

	2008	2007

Cash (used in) from operating activities	$(13,969)	(26,030)
Cash flow used in investing activities	-	-
Cash provided by financing activities	13,969	26,030
Net increase (decrease) in cash	$-	-

We had cash on hand of $Nil and a working capital deficit of $62,447 as of July 31, 2008. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2008. Our accumulated deficit is $136,947 as of July 31, 2008. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Cash Requirements

Our estimated expenses for the next 12 months, including all product development expenses outlined above are $65,000. As at April 30, 2008, we had cash reserves of $Nil and working capital deficit of $62,447. During the 12-month period ending April 30, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, we will not be able to continue the development of our products. If we do not continue to obtain additional financing, we will be forced to abandon our current business and seek a new line of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As at July 31, 2008, we had an accumulated net loss of $136,947 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

INTERVIA INC.

/s/ Glenn Morimoto
Glenn Morimoto
President and Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

September 22, 2008