Form 10-Q
period 2008-10-31
Intervia Inc.
filed 2008-12-11
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission File Number: 000-52010

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 shares of common stock issued and outstanding as of December 10, 2008

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
October 31, 2008
(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	October 31,	January 31,
	2008	2008

ASSETS

CURRENT ASSETS
	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,584	$4,270
Due to related party (Note 2)	65,970	37,860

	68,554	42,130

Contingency (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
3,500,000 common shares (January 31, 2008 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(143,054)	(116,630)

	(68,554)	(42,130)

	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three	Three	Nine	Nine	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

Expenses
Bank charges & interest	$-	$20	$-	$136	$221
Donated service	-	-	-	-	4,500
Office expenses	-	-	-	685	2,685
Professional fees	4,603	2,000	24,220	30,689	133,359
Transfer and filing fees	1,504	-	2,204	85	2,289

Net loss	$6,107	$2,020	$26,424	$31,595	$143,054

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding – basic and	3,500,000	3,500,000	3,500,000	3,500,000
diluted

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, February 2, 2005,
(Date of Inception)	-	$-	$-	$-	$-
Capital stock issued for cash at
$0.02 per share, October 30,	3,500,000	3,500	66,500	-	70,000
2005
Net loss	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987
Donated services	-	-	4,500	-	4,500
Net loss	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)
Net loss	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	3,500	71,000	(116,630)	(42,130)
Net loss	-	-	-	(26,424)	(26,424)
Balance, October 31, 2008	3,500,000	$3,500	$71,000	$(143,054)	$(68,554)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
			2005
	Nine months	Nine months	(Inception)
	ended	ended	to
	October 31,	October 31,	October 31,
	2008	2007	2008

Operating Activities
Net loss	$(26,424)	$(31,595)	$(143,054)
Item not requiring use of cash
Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable and accrued liabilities	(1,686)	2,020	2,584

Net cash used in operating activities	(28,110)	(29,575)	(135,970)

Financing Activities
Due to related party	28,110	29,575	65,970
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	28,110	29,575	135,970

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $143,054 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its director and officer, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

2. RELATED PARTY TRANSACTIONS

Amount due to related party at October 31, 2008 and January 31, 2008 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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

Corporate History

The Company was formed as a Nevada corporation on February 2, 2005. We are a development stage company focused on developing fuel cell technology and producing fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. In order to achieve commercialization, we will be focused on building a commercial prototype, enhancing product performance, and building customer and OEM manufacturer relationships.

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

Results of Operation

From inception we have been a development stage company focused on the development of our bio-tech products and have not earned any revenues from our incorporation on February 2, 2005 to October 31, 2008.

	Three	Three	Percentage	Nine	Nine	Percentage
	Months	Months	Increase /	Months	Months	Increase /
	Ended	Ended	Decrease	Ended	Ended	Decrease
	October	October		October	October
	31, 2008	31, 2007		31, 2008	31, 2007
Revenue	$-	$-	N/A	$-	$-	N/A
Expenses	6,107	2,020	202.3%	26,424	31,595	(16.4%	)
Net Loss	6,107	2,020	202.3%	26,424	31,595	(16.4%	)

Revenues

We are a development stage company that from inception to October 31, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the three months ended October 31, 2008 are outlined in the table below:

	Three	Three	Percentage		Nine	Nine	Percentage
	Months	Months	Increase /		Months	Months	Increase /
	Ended	Ended	Decrease		Ended	Ended	Decrease
	October	October			October	October
	31, 2008	31, 2007			31, 2008	31, 2007
Bank Charges and Interest	$-	$20	(100%	)	$-	$136	(100%	)
Office Expenses	-	-	N/A		-	685	(100%	)
Professional Fees	4,603	2,000	130.1%		24,220	30,689	(21.08%	)
Transfer and filing fees	1,504	-	100%		2,204	85	2,492.9%
Total Expenses	$6,107	$2,020	202.3%		$26,424	$31,595	(16.4%	)

The increase of 202.3% in our total expenses during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 was primarily due to increased professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
			Increase /
	October 31, 2008	January 31, 2008	Decrease
Current Assets	$-	$-	N/A
Current Liabilities	68,554	42,130	62.7%
Working Capital	$(68,554)	$(42,130)	62.7%

Cash Flows

	Nine	Nine	Percentage
	Months	Months	Increase /
	Ended	Ended	Decrease
	October	October
	31, 2008	31, 2007
Cash (used in) from operating activities	$(28,110)	$(29,575)	(4.95%	)
Cash flow used in investing activities	-	-	N/A
Cash provided by financing activities	28,110	29,575	(4.95%	)
Net increase (decrease) in cash	-	-	N/A

We had cash on hand of $Nil and a working capital deficit of $(68,554) as of October 31, 2008. We estimate that we will need approximately an additional $65,000 to complete the development of our products and for continued working capital. There is no assurance that we will be able to raise the financing required to continue our business.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended January 31, 2008. Our accumulated deficit is $(143,054) as of October 31, 2008. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operation and our liquidity and capital resources.

Cash Requirements

Our estimated expenses for the next 12 months, including all product development expenses outlined above are $65,000. As at October 31, 2008, we had cash reserves of $N/A and working capital deficit of $(68,554). During the 12-month period ending October 31, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operation. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, we will not be able to continue the development of our products. If we do not continue to obtain additional financing, we will be forced to abandon our current business and seek a new line of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2008, we had an accumulated net loss of $143,054 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

Substantially all of our assets are located in the People’s Republic of China (hereinafter referred to as “China”) and substantially all of our revenue is expected to be derived from operations in China. Accordingly, our operations and future prospects are subject, to a significant extent, to the economic, political and legal developments in China.

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

December 10, 2008