Form 10-K
period 2009-01-31
Intervia Inc.
filed 2010-12-09
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52010

INTERVIA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401 Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 202.470.4608

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value of $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes  [ ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes   [ ]     No   [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ ]      No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ]      No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[X]      No[ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 6, 2010 was $30,000. The aggregate market value has been computed by reference to a $0.02 per share price at which the common equity was sold in the last private placement of the Registrant which completed in October 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
3,500,000 as of December 6, 2010

     DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Intervia” mean Intervia Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. Our telephone number is (202) 470-4608.

Corporate History

We were incorporated in the State of Nevada on February 2, 2005. Our original business plan was to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. During fiscal 2008 we suspended the development of our products and business plan until we were able raise sufficient additional financing. Since the suspension of our original business plan, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Our Current Business

We are now a company with no operations.

As of the date hereof, we have not been successful in our development of fuel cell technology and production of fuel cells. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

During the year ended January 31, 2009, our management have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

On July 15, 2010, we entered into an Option Agreement to purchase a 100% interest in the Proteus Property. The Proteus Property is located near Cobalt, Ontario and consists of three mineral claims comprising nine units.

The agreement requires our company to make the following cash payments:

a)	$25,000 upon the execution of the agreement (paid);
b)	$25,000 payable on or before the first anniversary of the date of the agreement;
c)	$25,000 payable on or before the second anniversary of the date of the agreement.

Research and Development

We do not currently have a formal research and development effort but we plan to continue to develop new products. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2010.

Subsidiaries

We do not have any subsidiaries.

Corporate Offices

Our principal office is located at 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Employees

We have no employees other than our management who devote only a limited amount of time to our business.

Intellectual Property

We do not, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $Nil as of January 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to January 31, 2009 was $157,805. We had cash of $Nil as of January 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated with Our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal office is located at 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed on the OTC Bulletin Board on August 21, 2006 under the trading symbol “ITVA”. On June 19, 2009 our symbol was removed from the OTC Bulletin Board for failure to file. During the period August 21, 2006 to June 19, 2009, there were no trades of our common stock.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 500 E Warm Springs Road, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On October 12, 2010, the shareholders' list showed 32 registered shareholders and 3,500,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No sale of unregistered securities took place during any of our last three fiscal years.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2009 and January 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

For the next 12 months we plan to expend a total of approximately $40,000 in searching for and acquiring a suitable business:

Expense		Cost
		$
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
Total		$40,000

We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our auditors have issued a going concern opinion for our year ended January 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $Nil and a working capital deficiency in the amount of $83,305 as of January 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2010.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2010.

Results of Operations for the Years Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2009 and 2008.

Our operating results for the years ended January 31, 2009 and 2008 are summarized as follows:

		Year Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$41,175		$33,845
Net Loss		$(41,175)		$(33,845)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2009 and January 31, 2008 are outlined in the table below:

			Year Ended
			January 31
		2009	2008
Office	$	Nil	$821
Professional fees		$38,652	$32,939
Transfer agent and filing fees		$2,523	$85

The increase in general and administrative expenses for the year ended January 31, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in professional fees and transfer agent and filing fees.

Liquidity and Financial Condition

Working Capital
		At January		At January	Percentage
		31, 2009		31, 2008	Increase/Decrease

Current Assets	$	Nil	$	Nil	0%
Current Liabilities		$83,305		$8,285	905%
Working Capital		$(83,305)		$(8,285)	905%

Cash Flows
		At January		At January
		31, 2009		31, 2008

Net cash used in operations		$(30,310)		$(29,575)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$30,310		$29,575
Increase In Cash During The Period	$	Nil	$	Nil

We had cash in the amount of $Nil as of January 31, 2009 as compared to $Nil as of January 31, 2008. We had a working capital deficit of $83,305 as of January 31, 2009 compared to working capital deficit of $8,285 as of January 31, 2008. The increase in net cash used in operations for the year ended January 31, 2009, compared to the same period in fiscal 2008, was mainly due to the inactivity of our company.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Future Financings

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Other Comprehensive Income

Our company follows standards for the reporting and display of comprehensive income (loss) and our components in the financial statements. During the years ended January 31, 2009 and 2008, our company had no components that would cause comprehensive loss to be different than net loss.

Income Taxes

Our company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Our company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as our company does not have any dilutive securities.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of accounts payable and accrued liabilities and amounts due to related party approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Our company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on our company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; our purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on our company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intervia, Inc.

We have audited the accompanying balance sheets of Intervia, Inc. (a development stage company) as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2009 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no assets, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 7, 2010

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2009	2008

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,135	$4,270
Due to related party (Note 2)	68,170	37,860

TOTAL LIABILITIES	83,305	42,130

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4) Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 3,500,000 common shares (January 31, 2008 – 3,500,000)	3,500	3,500
Additional paid-in capital	71,000	71,000
Deficit accumulated during the development stage	(157,805)	(116,630)

TOTAL STOCKHOLDERS’ DEFICIT	(83,305)	(42,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

Going concern contingency (Note 1)

Subsequent event (Note 6)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			February 2,
	Year	Year	2005
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009

Operating Expenses
Donated service	$-	$-	$4,500
Office expenses	-	821	2,906
Professional fees	38,652	32,939	147,791
Transfer agent and filing fees	2,523	85	2,608

Net loss	$(41,175)	$(33,845)	$(157,805)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-
Capital stock issued for cash at $0.02 per share, October 30, 2005 (Note 4)	3,500,000	3,500	66,500	-	70,000
Net loss	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987
Donated services (Note 3)	-	-	4,500	-	4,500
Net loss	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)
Net loss	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	3,500	71,000	(116,630)	(42,130)
Net loss	-	-	-	(41,175)	(41,175)
Balance, January 31, 2009	3,500,000	$3,500	$71,000	$(157,805)	$(83,305)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			February 2,
			2005
	Year	Year	(Inception)
	ended	ended	to
	January 31,	January 31,	January31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,175)	$(33,845)	$(157,805)
Item not requiring use of cash
Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable and accrued liabilities	10,865	4,270	15,135

Cash flows used in operating activities	(30,310)	(29,575)	(138,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	30,310	29,575	68,170
Issuance of common shares	-	-	70,000

Cash flow from financing activities	30,310	29,575	138,170

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

1. NATURE OF BUSINESS

Intervia, Inc. (the “Company”) was incorporated in the State of Nevada on February 2, 2005. The Company was previously in the business of developing fuel cell products in China. During fiscal 2008, the Company suspended the development of their fuel cell products due to the inability to raise sufficient additional financing. Management is currently focusing on identifying, evaluating and negotiating new business opportunities. Subsequent to year end, the Company entered into an Option Agreement (the “Agreement”) to purchase an interest in a mineral property (Note 6).

The Company is considered to be a development stage company, has no assets and has not generated any revenues from operations. The Company’s shares were de-listed from the OTC-BB subsequent to filing the 10Q for the period ended October 31, 2008. The Company has not been in compliance with the filing requirements of the Securities Exchange Commission (“SEC”). The Company is currently in the process of completing all the required filings with the SEC to enable the Company to reinstate its shares for trading on the OTC-BB. The Company will obtain additional funding by borrowing funds from its director and officer, or by private placement of common stock. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2009, the Company has not yet achieved profitable operations and has accumulated a deficit of $157,805 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Use of Estimates (cont’d)

requiring the use of management estimates relate to the expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Other Comprehensive Income

The Company follows standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended January 31, 2009 and 2008, the Company had no components that would cause comprehensive loss to be different than net loss.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

Basic and Diluted Loss per Share

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

Stock-based Compensation

The Company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. RELATED PARTY TRANSACTIONS

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the year ended January 31, 2009, the Company has recorded $Nil (2008 - $Nil) in donated services.

Amount due to related party at January 31, 2009 and 2008 is non-interest bearing, unsecured, with no stated terms of repayment.

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

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

4. COMMON STOCK (cont’d)

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

At January 31, 2009 and 2008, the Company had no issued or outstanding stock options or warrants.

5. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008
Net loss before income taxes	$(41,175)	$(33,845)
Statutory tax rate	34%	34%
Income tax recovery	(14,000)	(11,507)
Valuation allowance	14,000	11,507
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The Company has not filed income tax returns since inception in the United States. Tax authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2009 and 2008. At January 31, 2009, the Company has net operating loss carryforwards, which expire commencing in 2025. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Stated in US Dollars)

5. INCOME TAXES (cont’d)

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2009, but believes that the provisions will not limit the availability of losses to offset future income.

6. SUBSEQUENT EVENT

On July 15, 2010, the Company entered into an Option Agreement to purchase a 100% interest in certain claims comprising the Proteus Property, located near Cobalt, Ontario.

The agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a) $25,000 cash upon the execution of the agreement (paid);
b) an additional $25,000 cash and incur $75,000 in exploration expenditures by July 15, 2011;
c) an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and
d) incur an additional $150,000 in exploration expenditures by July 15, 2013.

The property is subject to a 2% Net Smelter Royalty, which the Company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of production.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On August 26, 2010, Glenn M. Morimoto resigned as president, chief executive officer, secretary, treasurer, chief financial officer and as a director of our company.

On August 26, 2010, Patrick Laferriere was elected a director of our company and was appointed president and secretary, treasurer and chief financial officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Patrick Laferriere	President, Secretary, Treasurer, Chief Financial Officer and Director	35	August 26, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Patrick Laferriere – President, Secretary, Treasurer, Chief Financial Officer and Director

Mr. Laferriere has over 12 years experience in project management and development. Since 2005 Mr. Laferriere has served as General Manager for Quesnel Inc, an Ontario based distributor. There Mr. Laferriere oversaw and controlled the daily operations. In 1997 Mr. Laferriere started his business career as director of sales for R.B Distributors, a Northern Ontario specialized food distributor. Mr. Laferriere was appointed vice president in 2000 where he was instrumental in doubling sales. Mr. Laferriere’s vision, integrity and leadership have led him to participate in start up companies who relied on him to oversee their entire business and to control the bottom line.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Intervia Inc., 3702 South Virginia Street, Suite G12-401, Reno, NV 89502.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2009 and 2008,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Laferriere(1) President, Secretary, Treasurer, Chief Financial Officer and Director	2009 2008	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Glenn Morimoto(2) Former President, Secretary, Treasurer, Chief Financial Officer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Laferriere was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on August 26, 2010.

(2) Mr. Morimoto was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on March 5, 2007 and resigned all positions on August 26, 2010.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2009.

Option Exercises

During our Fiscal year ended January 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 12, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Patrick Laferriere Ontario, Canada	Common	Nil	0.0%
Directors and Officers as a group	Common	2,000,000	0.0%
Kai Kang Shandong, China	Common	1,000,000	28.57%
Zeyan Yao Shandong, China	Common	1,000,000	28.57%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2010 .As of October 12, 2010, there were 3,500,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Patrick Laferriere. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2009 and for the fiscal year ended January 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2009 $	January 31, 2008 $
Audit Fees	8,500	14,000
Audit Related Fees	6,400	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	14,900	14,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

Exhibit	Description
Number

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

(10)	Material Contracts

10.1*	Option Agreement dated July 15, 2010.

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

(32)	Section 906 Certification

32.1*	Section 906 Certification.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELBAHN INC.
(Registrant)

Dated: December 7, 2010	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 7, 2010	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)