Form 10-Q
period 2009-04-30
Intervia Inc.
filed 2010-12-09
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number 000-52010

INTERVIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, Suite G12-401, Reno, NV 89502
(Address of principal executive offices)

202.470.4608
(Issuer’s telephone number)

Not Applicable
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
[   ] YES    [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,500,000 common shares issued and outstanding as of December 7, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31,
	2009	2009

ASSETS

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,817	$15,135
Due to related party (Note 2)	74,529	68,170

	90,346	83,305

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 3,500,000 common shares (January 31, 2009 – 3,500,000)
Additional paid in capital
Deficit accumulated during the development stage	(164,846)	(157,805)

	(90,346)	(83,305)

	$-	$-
Subsequent Event (Note 3)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			from
	Three	Three	February 2,
	months	months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2009	2008	2009

Expenses
Donated service	-	-	4,500
Office expenses	-	-	2,906
Professional fees	6,788	11,499	154,579
Transfer agent and filing fees	253	700	2,861

Net loss	$7,041	$12,199	$164,846

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
			February 2,
	Three	Three	2005
	months	months	(Inception)
	ended	ended	to
	April 30,	April 30,	April 30,
	2009	2008	2009

Operating Activities
Net loss	$(7,041)	$(12,199)	(164,846)
Item not requiring use of cash
Donated capital	-	-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	682	5,808	15,817

Net cash used in operating activities	(6,359)	(11,391)	(144,529)

Financing Activities
Due to related party	6,359	11,391	74,529
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	6,359	11,391	144,529

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

Management has evaluated events occurring between the end of the fiscal quarter, April 30, 2009 to the date when the financial statements were issued.

2.	RELATED PARTY TRANSACTIONS

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the three month period ended April 30, 2009, the Company has recorded $Nil (April 30, 2008 - $Nil) in donated services.

Amount due to related party at April 30, 2009 and January 31, 2009 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

3.	SUBSEQUENT EVENT

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

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

3.	SUBSEQUENT EVENT (cont’d)

The property is subject to a 2% Net Smelter Royalty, which the Company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Intervia” mean Intervia Inc., unless otherwise indicated. We have no subsidiaries.

Corporate Overview

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

Employees

Our directors and officers act as employees of our company

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our reviewed but unaudited financial statements and the notes to those reviewed but unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $ 40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended April 30, 2009 compared to three months ended April 30, 2008.

		Three months		Three months
		ended		ended
		April 30, 2009		April 30, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$7,041		$12,199
Net Income (Loss)		$(7,041)		$(12,199)

Expenses

Our operating expenses for the three month periods ended April 30, 2009 and April 30, 2008 are outlined in the table below:

	Three months	Three months
	ended	ended
	April 30, 2009	April 30, 2008
Professional fees	$6,788	$11,499
Transfer and filing fees	$253	$700

Operating expenses for the three months ended April 30, 2009 decreased by 42% as compared to the comparative period in April 30, 2008 primarily as a result of a reduction of professional fees and transfer agent and filing fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

					Percentage
		As at		As at	Increase/
		April 30, 2009		January 31, 2009	(Decrease)
Current Assets	$	Nil	$	Nil	Nil %
Current Liabilities		$90,346		$83,305	8.5%
Working Capital		$(90,346)		$(83,305)	(8.5	) %

Cash Flows

		Three months Ended		Three months Ended
		April 30, 2009		April 30, 2008
Net cash used in operations		$(6,359)		$(11,391)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$6,359		$11,391
Increase (decrease) In Cash	$	Nil	$	Nil

Our net cash used by operating activities for the three months ended April 30, 2009 was $6,359 compared with $11,391 for the three months ended April 30, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

Over the next three months, we will require additional funds in order to secure a suitable business opportunity.

These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we will continue to be unprofitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $Nil as of April 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to April 31, 2009 was $154,846. We had cash of $Nil as of April 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

Exhibit Number	Description

(32)	Section 906 Certification

32.1*	Section 906 Certification.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVIA INC.

By:	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 7, 2010