Form 10-Q
period 2009-07-31
Intervia Inc.
filed 2010-12-09
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

		July 31		January 31,
		2009		2009

ASSETS

ASSETS	$		$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$17,489		$15,135
Due to related party		74,529		68,170

		92,018		83,305

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 75,000,000 common shares, $0.001 par value,
Issued and outstanding 3,500,000 common shares (January 31, 2009 – 3,500,000)
Additional paid in capital		71,000		71,000
Deficit accumulated during the development stage		(166,518)		(157,805)

		(92,018)		(83,305)

	$		$

Subsequent Event (Note 3)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Six	Six	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008	2009

Expenses
Donated service	$-	$-	$-	$-	$4,500
Office expenses	-	-	-	-	2,906
Professional fees	1,568	8,118	8,356	19,617	156,147
Transfer agent and filing fees	104	-	357	700	2,965

Net loss	$1,672	$8,118	$8,713	$20,317	$166,518

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from
			February 2,
			2005
	Six months	Six months	(Inception)
	ended	ended	to
	July 31,	July 31,	July 31,
	2009	2008	2009

Operating Activities
Net loss	$(8,713)	$(20,317)	$(166,518)
Item not requiring use of cash

Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	2,354	6,348	17,489

Net cash used in operating activities	(6,359)	(13,969)	(144,529)

Financing Activities
Due to related party	6,359	13,969	74,529
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	6,359	13,969	144,529

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

Management has evaluated events occurring between the end of the fiscal quarter, July 31, 2009 to the date when the financial statements were issued.

2.	RELATED PARTY TRANSACTIONS

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the six and three month period ended July 31, 2009, the Company has recorded $Nil (July 31, 2009 - $Nil) in donated services.

Amount due to related party at July 31, 2009 and January 31, 2009 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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
July 31, 2009
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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $ 40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended July 31, 2009 compared to three months ended July 31, 2008.

		Three months		Three months
		ended		ended
		July 31, 2009		July 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$1,672		$8,118
Net Income (Loss)		$(1,672)		$(8,118)

Expenses

Our operating expenses for the three month periods ended July 31, 2009 and July 31, 2008 are outlined in the table below:

	Three months		Three months
	ended		ended
	July 31, 2009		July 31, 2008
Professional fees	$1,568		$8,118
Transfer and filing fees	$104	$	Nil

Operating expenses for the three months ended July 31, 2009 decreased by 79% as compared to the comparative period in July 31, 2008 primarily as a result of a reduction of professional fees.

Results of Operations

Six months ended July 31, 2009 compared to six months ended July 31, 2008.

		Six months ended		Six months ended
		July 31, 2009		July 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$8,713		$20,317
Net Income (Loss)		$(8,713)		$(20,317)

Expenses

Our operating expenses for the six month periods ended July 31, 2009 and July 31, 2008 are outlined in the table below:

	Six months ended	Six months ended
	July 31, 2009	July 31, 2008
Professional fees	$8,356	$19,617
Transfer and filing fees	$357	$700

Operating expenses for the six months ended July 31, 2009 decreased by 57% as compared to the comparative period in July 31, 2008 primarily as a result of a reduction of professional fees and transfer agent and filing fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

					Percentage
		As at		As at	Increase/
		July 31, 2009		January 31, 2009	(Decrease)
Current Assets	$	Nil	$	Nil	0%
Current Liabilities		$92,018		$83,305	10.5%
Working Capital		$(92,018)		$(83,305)	10.5%

Cash Flows

		Six months Ended		Six months Ended
		July 31, 2009		July 31, 2008
Net cash used in operations		$(6,359)		$(13,969)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$6,359		$13,969
Increase (decrease) In Cash	$	Nil	$	Nil

Our net cash used by operating activities for the six months ended July 31, 2009 was $6,359 compared with $13,969 for the six months ended July 31, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $Nil as of July 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to July 31, 2009 was $166,518. We had cash of $Nil as of July 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of July 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: December 9, 2010