Form 10-Q
period 2009-10-31
Intervia Inc.
filed 2010-12-09
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ x ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

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
[ ] YES [ X ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

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

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
October 31, 2009

(Unaudited)

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

		October 31,		January 31,
		2009		2009

ASSETS

ASSETS	$		$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$19,060		$15,135
Due to related party		74,529		68,170

		93,589		83,305

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 75,000,000 common shares, $0.001 par value,
Issued and outstanding 3,500,000 common shares (January 31, 2009 – 3,500,000)		3,500		3,500
Additional paid in capital		71,000		71,000
Deficit accumulated during the development stage		(168,089)		(157,805)

		(93,589)		(83,305)

	$		$

Subsequent Event (Note 3)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Nine	Nine	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008	2009

Expenses
Donated service	$-	$-	$-	$-	$4,500
Office expenses	-	-	-	-	2,906
Professional fees	1,571	4,603	9,927	24,220	157,718
Transfer and filing fees	-	1,504	357	2,204	2,965

Net loss	$1,571	$6,107	$10,284	$26,424	$168,089

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from
			February 2,
			2005
	Nine months	Nine months	(Inception)
	ended	ended	to
	October 31,	October 31,	October 31,
	2009	2008	2009

Operating Activities
Net loss	$(10,284)	$(26,424)	$(168,089)
Item not requiring use of cash

Donated capital	-	-	4,500
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	3,925	(1,686)	19,060

Net cash used in operating activities	(6,359)	(28,110)	(144,529)

Financing Activities
Due to related party	6,359	28,110	74,529
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	6,359	28,110	144,529

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

Management has evaluated events occurring between the end of the fiscal quarter, October 31, 2009 to the date when the financial statements were issued.

2.	RELATED PARTY TRANSACTIONS

The Company recognized donated services from May 1, 2006 to January 31, 2007 to directors of the Company for office administration fees and rent of office premises, valued at $500 per month. During the three month period ended October 31, 2009, the Company has recorded $Nil (October 31, 2008 - $Nil) in donated services.

Amount due to related party at October 31, 2009 and January 31, 2009 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of the amount due to related party is not determinable as it has no fixed repayment terms.

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
October 31, 2009
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

On October 15, 2010, we entered into an Option Agreement to purchase a 100% interest in the Proteus Property. The Proteus Property is located near Cobalt, Ontario and consists of three mineral claims comprising nine units.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $ 40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended October 31, 2009 compared to three months ended October 31, 2008.

		Three months		Three months
		ended		ended
		October 31, 2009		October 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$1,571		$6,107
Net Income (Loss)		$(1,571)		$(6,107)

Expenses

Our operating expenses for the three month periods ended October 31, 2009 and October 31, 2008 are outlined in the table below:

		Three months	Three months
		ended	ended
		October 31, 2009	October 31, 2008
Professional fees		$1,571	$4,603
Transfer and filing fees	$	Nil	$1,504

Operating expenses for the three months ended October 31, 2009 decreased by 74% as compared to the comparative period in October 31, 2008 primarily as a result of a reduction of professional fees and transfer and filing fees.

Results of Operations

Nine months ended October 31, 2009 compared to nine months ended October 31, 2008.

		Nine months		Nine months
		ended		ended
		October 31, 2009		October 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$10,284		$26,424
Net Income (Loss)		$(10,284)		$(26,424)

Expenses

Our operating expenses for the nine month periods ended October 31, 2009 and October 31, 2008 are outlined in the table below:

	Nine months	Nine months
	ended	ended
	October 31, 2009	October 31, 2008
Professional fees	$9,927	$24,220
Transfer and filing fees	$357	$2,204

Operating expenses for the nine months ended October 31, 2009 decreased by 61% as compared to the comparative period in October 31, 2008 primarily as a result of a reduction of professional fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

					Percentage
		As at		As at	Increase/
		October 31, 2009		January 31, 2009	(Decrease)
Current Assets	$	Nil	$	Nil	0%
Current Liabilities		$93,589		$83,305	12.3%
Working Capital		$(93,589)		$(83,305)	12.3%

Cash Flows

		Nine months Ended		Nine months Ended
		October 31, 2009		October 31, 2008
Net cash used in operations		$(6,359)		$(28,110)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$6,359		$28,110
Increase (decrease) In Cash	$	Nil	$	Nil

Our net cash used by operating activities for the nine months ended October 31, 2009 was $6,359 compared with $28,110 for the nine months ended October 31, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $Nil as of October 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to October 31, 2009 was $168,089. We had cash of $Nil as of October 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of October 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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