Form 10-K
period 2010-01-31
Intervia Inc.
filed 2010-12-16
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

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
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 8, 2010 was $30,000. The aggregate market value has been computed by reference to a $0.02 per share price at which the common equity was sold in the last private placement of the Registrant which completed in October 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
3,500,000 as of December 8, 2010

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

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

We had cash in the amount of $Nil as of January 31, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to January 31, 2010 was $176,660. We had cash of $Nil as of January 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

On November 22, 2010, the shareholders' list showed 32 registered shareholders and 3,500,000 common shares outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2010.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2010 and January 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

Our auditors have issued a going concern opinion for our year ended January 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $Nil and a working capital deficiency in the amount of $102,160 as of January 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2011.

Results of Operations for the Years Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2010 and 2009.

Our operating results for the years ended January 31, 2010 and 2009 are summarized as follows:

		Year Ended
		January 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$18,855		$41,175
Net Loss		$(18,855)		$(41,175)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2010 and January 31, 2009 are outlined in the table below:

	Year Ended
	January 31
	2010	2009
Professional fees	$18,498	$38,652
Transfer agent and filing fees	$357	$2,523

The decrease in general and administrative expenses for the year ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to a decrease in professional and transfer agent and filing fees.

Liquidity and Financial Condition

Working Capital
		At January		At January	Percentage
		31, 2010		31, 2009	Increase/Decrease

Current Assets	$	Nil	$	Nil	0%
Current Liabilities		$102,160		$83,305	22.63%
Working Capital		$(102,160)		$(83,305)	22.63%

Cash Flows
		At January		At January
		31, 2010		31, 2009

Net cash used in operations		$(6,359)		$(30,310)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$6,359		$30,310
Increase In Cash During The Period	$	Nil	$	Nil

We had cash in the amount of $Nil as of January 31, 2010 as compared to $Nil as of January 31, 2009. We had a working capital deficit of $102,160 as of January 31, 2010 compared to working capital deficit of $83,305 as of January 31, 2009. The decrease in net cash used in operations for the year ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to the inactivity of our company.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Other Comprehensive Income

Our company follows standards for the reporting and display of comprehensive income (loss) and our components in the financial statements. During the years ended January 31, 2010 and 2009, our company had no components that would cause comprehensive loss to be different than net loss.

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
January 31, 2010

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intervia, Inc.

We have audited the accompanying balance sheets of Intervia, Inc. (a development stage company) as of January 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2010 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 10, 2010

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2010	2009

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,631	$15,135
Due to related party (Note 2)	74,529	68,170

	102,160	83,305

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized 75,000,000 common shares, $0.001 par value,
Issued and outstanding 3,500,000 common shares (January 31, 2009 – 3,500,000)	3,500	3,500
Additional paid-in capital	71,000	71,000
Deficit accumulated during the development stage	(176,660)	(157,805)

TOTAL STOCKHOLDERS’ DEFICIT	(102,160)	(83,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

Going concern contingency (Note 1)

Subsequent event (Note 6)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			February 2,
	Year	Year	2005
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Operating expenses
Donated service	$-	$-	$4,500
Office expenses	-	-	2,906
Professional fees	18,498	38,652	166,289
Transfer and filing fees	357	2,523	2,965

Net loss	$(18,855)	$(41,175)	$176,660

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-
Capital stock issued for cash at $0.02 per share, October 30, 2005 (Note 4)	3,500,000	3,500	66,500	-	70,000
Net loss	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	(4,013)	65,987
Donated services	-	-	4,500	-	4,500
Net loss	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	(82,785)	(8,285)
Net loss	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	3,500	71,000	(116,630)	(42,130)
Net loss	-	-	-	(41,175)	(41,175)
Balance, January 31, 2009	3,500,000	3,500	71,000	(157,805)	(83,305)
Net loss	-	-	-	(18,855)	(18,855)
Balance, January 31, 2010	3,500,000	$3,500	$71,000	$(176,660)	$(102,160)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			February 2,
			2005
	Year	Year	(Inception)
	ended	ended	to
	January 31,	January 31,	January 31,
	2010	2009	2010

Operating Activities
Net loss	$(18,855)	$(41,175)	$(176,660)
Item not requiring use of cash
Donated capital	-	-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:	-
Increase (decrease) in accounts payable and accrued liabilities	12,496	10,865	27,631

Net cash used in operating activities	(6,359)	(30,310)	(144,529)

Financing Activities
Due to related party	6,359	30,310	74,529
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	6,359	30,310	144,529

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2010, the Company has not yet achieved profitable operations and has accumulated a deficit of $176.660 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Other Comprehensive Income

The Company follows standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended January 31, 2010 and 2009, the Company had no components that would cause comprehensive loss to be different than net loss.

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

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

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

3. RELATED PARTY TRANSACTIONS

Amount due to related party at January 31, 2010 and 2009 is non-interest bearing, unsecured, with no stated terms of repayment.

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

At January 31, 2010 and 2009, the Company had no issued or outstanding stock options or warrants.

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Stated in US Dollars)

5. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010	2009
Net loss before income taxes	$(18,855)	$(41,175)
Statutory tax rate	34%	34%
Income tax recovery	(6,400)	(14,000)
Valuation allowance	6,400	14,000
	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2010 and 2009. At January 31, 2010, the Company has net operating loss carryforwards, which expire commencing in 2025. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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
January 31, 2010
(Stated in US Dollars)

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Patrick Laferriere(1) President, Secretary, Treasurer, Chief Financial Officer and Director	2010 2009	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Glenn Morimoto(2) Former President, Secretary, Treasurer, Chief Financial Officer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2010.

Option Exercises

During our Fiscal year ended January 31, 2010 there were no options exercised by our named officers.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 22, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Patrick Laferriere Ontario, Canada	Common	Nil	0.0%
Directors and Officers as a group	Common	2,000,000	0.0%
Kai Kang Shandong, China	Common	1,000,000	28.57%
Zeyan Yao Shandong, China	Common	1,000,000	28.57%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 22, 2010 .As of November 22, 2010, there were 3,500,000 shares of our company’s common stock issued and outstanding.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2010 and for the fiscal year ended January 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2010 $ (estimated)	January 31, 2009 $
Audit Fees	8,500	8,500
Audit Related Fees	6,400	6,400
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	14,900	14,900

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
(Registrant)

Dated: December 15, 2010

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

Dated: December 15, 2010

/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)