Form 10-Q
period 2010-04-30
Intervia Inc.
filed 2010-12-17
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,500,000 common shares issued and outstanding as of December 15, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2010

(Unaudited)

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31,
	2010	2010

ASSETS

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,131	$27,631
Due to related party	74,529	74,529

	103,660	102,160

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 75,000,000 common shares, $0.001 par value,
Issued and outstanding 3,500,000 common shares (January 31, 2010 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(178,160)	(176,660)

	(103,660)	(102,160)

	$-	$-

Subsequent Event (Note 2)

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			from
	Three	Three	February 2,
	months	months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2010	2009	2010

Expenses
Donated service	$-	$-	$4,500
Office expenses	-	-	2,906
Professional fees	1,500	6,788	167,789
Transfer and filing fees	-	253	2,965

Net loss	$1,500	$7,041	$178,160

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,500,000	3,500,000

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from
			February 2,
	Three	Three	2005
	months	months	(Inception)
	ended	ended	to
	April 30,	April 30,	April 30,
	2010	2009	2010

Operating Activities
Net loss	$(1,500)	$(7,041)	(178,160)
Item not requiring use of cash
Donated capital	-	-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	1,500	682	29,131

Net cash used in operating activities	-	(6,359)	(144,529)

Financing Activities
Due to related party	-	6,359	74,529
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	-	6,359	144,529

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Management has evaluated events occurring between the end of the fiscal quarter, April 30, 2010 to the date when the financial statements were issued.

2.	SUBSEQUENT EVENT

On July 15, 2010, the Company entered into an Option Agreement to purchase a 100% interest in certain claims comprising the Proteus Property, located near Cobalt, Ontario.

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:
a)	$25,000 cash upon the execution of the agreement (paid);
b)	an additional $25,000 cash and incur $75,000 in exploration expenditures by July 15, 2011;
c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and
d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

The property is subject to a 2% Net Smelter Royalty, which the Company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of entering into production.

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

The agreement requires our company to make the following payments and incur the following amounts on exploration and development:

a)	$25,000 cash upon the execution of the agreement (paid);
b)	an additional $25,000 cash and incur $75,000 in exploration expenditures by July 15, 2011;
c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and
d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

The property is subject to a 2% Net Smelter Royalty, which our company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of entering into production.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $ 40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended April 30, 2010 compared to three months ended April 30, 2009.

		Three months		Three months
		ended		ended
		April 30, 2010		April 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$1,500		$7,041
Net Income (Loss)		$(1,500)		$(7,041)

Expenses

Our operating expenses for the three month periods ended April 30, 2010 and April 30, 2009 are outlined in the table below:

		Three months	Three months
		ended	ended
		April 30, 2010	April 30, 2009
Professional fees		$1,500	$6,788
Transfer and filing fees	$	Nil	$253

Operating expenses for the three months ended April 30, 2010 decreased by 79% as compared to the comparative period in April 30, 2009 primarily as a result of a reduction of professional fees and transfer agent and filing fees due to the inactivity of our company.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

					Percentage
		As at		As at	Increase/
		April 30, 2010		January 31, 2010	(Decrease)
Current Assets	$	Nil	$	Nil	Nil %
Current Liabilities		$103,660		$102,160	1.5%
Working Capital		$(103,660)		$(102,160)	1.5%

Cash Flows

		Three months Ended		Three months Ended
		April 30, 2010		April 30, 2009
Net cash used in operations	$	Nil		$(6,359)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil		$6,359
Increase (decrease) In Cash	$	Nil	$	Nil

Our net cash used by operating activities for the three months ended April 30, 2010 was $Nil compared with $6,359 for the three months ended April 30, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $Nil as of April 30, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to April 30, 2010 was $178,160. We had cash of $Nil as of April 30, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008).

Exhibit	Description
Number

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

(32)	Section 906 Certification

32.1*	Section 906 Certification.

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
Date: December 17, 2010