Form 10-Q
period 2010-10-31
Intervia Inc.
filed 2010-12-20
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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
3,500,000 common shares issued and outstanding as of December 17, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2010

(Unaudited)

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31	January 31,
	2010	2010

ASSETS

CURRENT ASSETS
Cash	$54,160	$-

	54,160	-

RESOURCE PROPERTY (Note 2)	25,000	-

	$79,160	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,595	$27,632
Due to related party	174,489	74,529

	193,084	102,161

STOCKHOLDERS’ DEFICIT
Capital stock Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 3,500,000 common shares (January 31, 2010 – 3,500,000)	3,500	3,500
Additional paid in capital	71,000	71,000
Deficit accumulated during the development stage	(188,424)	(176,661)

	(113,924)	(102,161)

	$79,160	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Nine	Nine	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009	2010

Expenses
Donated service	$-	$-	$-	$-	$4,500
Office expenses	-	-	-	-	2,906
Professional fees	6,691	1,571	11,106	9,927	177,395
Transfer and filing fees	1,110	-	1,110	357	4,075
Foreign exchange gain	(453)	-	(453)	-	(453)

Net loss	$7,348	$1,571	$11,763	$10,284	$188,423

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

				Cumulative
				from
				February 2,
				2005
	Nine months		Nine months	(Inception)
	ended		ended	to
	October 31,		October 31,	October 31,
	2010		2009	2010

Operating Activities
Net loss	$(11,763	) $	(10,284)	$(188,424)
Item not requiring use of cash
Donated capital	-		-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable and accrued liabilities	(9,037)		3,925	18,595

Net cash used in operating activities	(20,800)		(6,359)	(165,329)

Financing Activities
Due to related party	99,960		6,359	174,489
Issuance of common shares	-		-	70,000

Net cash provided by financing activities	99,960		6,359	244,489

Investing Activity
Acquisition of resource property	(25,000)		-	(25,000)

Net cash used in investing activity	(25,000)		-	(25,000)

Change in cash	54,160		-	54,160

Cash, beginning	-		-	-

Cash, ending	$54,160		$-	$54,160

Supplemental cash flow information

Cash paid for interest	$-		$-	$-

Cash paid for income taxes	$-		$-	$-

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31,2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Management has evaluated events occurring between the end of the fiscal quarter, October 31, 2010 to the date when the financial statements were issued.

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

Corporate Overview

We were incorporated in the State of Nevada on February 2, 2005. Our original business plan was to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (eg. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. During fiscal 2009 we suspended the development of our products and business plan until we were able raise sufficient additional financing.

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

With the entering into of the Option Agreement, we changed our business and are now a mineral exploration company with a focus on the Proteus Property. We expect to develop an exploration program for our Proteus Property for Spring 2011.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $ 40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	nil
Management and administrative costs	$	nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended October 31, 2010 compared to three months ended October 31, 2009.

		Three months		Three months
		ended		ended
		October 31, 2010		October 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$7,348		$1,571
Net Income (Loss)		$(7,348)		$(1,571)

Expenses

Our operating expenses for the three month periods ended October 31, 2010 and October 31, 2009 are outlined in the table below:

	Three months		Three months
	ended		ended
	October 31, 2010		October 31, 2009
Professional fees	$6,691		$1,571
Transfer and filing fees	$1,110	$	Nil
Foreign exchange (gain)	$(453)	$	Nil

Operating expenses for the three months ended October 31, 2010 increased by 368% as compared to the comparative period in October 31, 2009 primarily as a result of an increase in professional fees and transfer agent and filing fees.

Results of Operations

Nine months ended October 31, 2010 compared to nine months ended October 31, 2009.

		Nine months		Nine months
		ended		ended
		October 31, 2010		October 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$11,763		$10,284
Net Income (Loss)		$(11,763)		$(10,284)

Expenses

Our operating expenses for the nine month periods ended October 31, 2010 and October 31, 2009 are outlined in the table below:

	Nine months		Nine months
	ended		ended
	October 31, 2010		October 31, 2009
Professional fees	$11,106		$9,927
Transfer and filing fees	$1,110		$357
Foreign exchange gain	$(453)	$	Nil

Operating expenses for the nine months ended October 31, 2010 increased by 14% as compared to the comparative period in October 31, 2009 primarily as a result of a increase in professional fees and transfer and filing fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

				Percentage
	As at		As at	Increase/
	October 31, 2010		January 31, 2010	(Decrease)
Current Assets	$54,160	$	Nil	54,160%
Current Liabilities	$193,084		$102,161	88%
Working Capital (deficiency)	$(138,924)		$(102,161)	35%

Cash Flows

	Nine months Ended		Nine months Ended
	October 31, 2010		October 31, 2009
Net cash used in operations	$(20,800)		$(6,359)
Net cash used in investing activities	$(25,000)	$	Nil
Net cash provided by financing activities	$99,960		$6,359
Increase (decrease) In Cash	$54,160	$	Nil

Our net cash used by operating activities for the nine months ended October 31, 2010 was $20,800 compared with $6,359 for the nine months ended October 31, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $54,160 as of October 31, 2010. We anticipate that we will require additional financing in order to perform our anticipated exploration program. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular in order to perform our anticipated exploration program. We would likely secure any additional financing necessary through loans from related or third parties.

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

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to October 31, 2010 was $188,423. We had cash of $54,160 as of October 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

There has been no changes to our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures from January 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2010)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2009).

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

(32)	Section 906 Certification

32.1*	Section 906 Certification.

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