Form 10-K
period 2011-01-31
Intervia Inc.
filed 2011-05-02
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
15,500,000 as of May 2, 2011

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

Corporate Overview

The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. Our telephone number is (202) 470-4608.

Corporate History

We were incorporated in the State of Nevada on February 2, 2005. Our original business plan was to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, underwater equipment (e.g. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. During fiscal 2008 we suspended the development of our products and business plan until we were able raise sufficient additional financing.

Since the suspension of our original business plan, our management had been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

On July 15, 2010, we entered into an Option Agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the Option Agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the spring of 2011. We currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

Our Current Business

During our last two fiscal years, we were a company with no operations.

On July 15, 2010, we entered into an Option Agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. The Proteus Property consists of three mineral claims comprised of nine units. In order to acquire the property pursuant to the agreement, we must make the following cash payments and incur the following amounts on exploration and development:

a)	$25,000 upon the execution of the agreement (paid);
b)	an additional $25,000 cash and incur $75,000 in exploration expenditures by July 15, 2011;
c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and
d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

The Proteus Property is subject to a 2% Net Smelter Royalty, which our company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of entering into production.

As a result of the Option Agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the spring of 2011. Currently, however, we currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

Competition

We are a development stage mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

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

Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

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

Item 1A. Risk Factors

Risks Associated With Mining

Our property is in the exploration stage and there is no assurance that we can establish the existence of any mineral resource on our property in commercially exploitable quantities. Unless we establish the presence of a commercially exploitable mineral resource, we cannot earn any revenues from operations and, if we fail to do so, we will lose all of the funds that we may expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

We have not conducted any exploration work on our mineral property and have not established that it contains any mineral reserve. Even if we successfully carry out a program of exploration on our mineral property, we may fail to establish that our property contains any mineral reserve, which could result in the failure of our business.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote. In all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our property, our business may fail.

Both mineral exploration and extraction require permits from various, federal, provincial, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We have yet to undertake any exploration activities on our property, and there can be no assurance that we will be able to obtain or maintain any of the permits required for the exploration of our mineral property or for the construction and operation of a mine on our property on reasonable terms or at economically viable costs. If we cannot accomplish these objectives, our business could fail.

If we establish the existence of a mineral resource on our property in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that any discovered resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We may not insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our future operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in physical injury or death, work stoppages, and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards and may not have sufficient financial resources to obtain such insurance coverage when it becomes advisable or required. The payment of any liabilities that arise from the occurrence of any operating hazard against which we do not maintain insurance coverage would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We aim to derive revenues either from the sale of our mineral resource property or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring any mineral claims. If we cannot acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily accessible and liquid markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we will compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related to our Company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $33,908 as of January 31, 2011 and a working capital deficit of $58,201. We have also incurred a cumulative net loss of $207,661 from our inception on February 2, 2005 through January 31, 2011. If we undertake exploration activities on our property, we estimate that our average monthly operating expenses will be approximately $50,000, including anticipated exploration costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report attached to this annual report, to comment about our company’s ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Resource Properties

On July 15, 2010, we entered into an Option Agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the production of silver ore and more recently, diamond prospecting. The Proteus Property consists of three mineral claims comprised of nine units. In order to acquire the property pursuant to the agreement, we must make the following cash payments and incur the following amounts on exploration and development:

a)	$25,000 upon the execution of the agreement (paid);

b)	an additional $25,000 cash and incur $75,000 in exploration expenditures by July 15, 2011;

c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and

d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

The Proteus Property is subject to a 2% Net Smelter Royalty, which our company has the right to purchase in 25% increments for $500,000, on or before 12 months from the date of entering into production.

Location and Access

The Proteus Property is located in Lorrain Township, in the District of Timiskaming, Ontario. Canada. There are a total of three claims which together make up approximately 360 acres of land. The surface rights to the land are divided amongst several parties, including the federal government. Access to the property is made from Highway 11B in North Cobalt, Ontario, at which point one travels approximately 2.5 kilometers southeast on High 567 until a gravel service road is reached. This leads to the former Silverside Resources ramp and the Proteus Property. Travelling south on the road one comes to the Proteus core shack at approximately 2.2 kilometers. The property boundary is located within 2 kilometers further south along the road.

Many rough drill roads run across the property making it accessible by foot, ATV or snowmobile depending on the season. Should further development of the property be required, it is closely located to roads and towns, namely Cobalt, Haileybury, and NewLiskeard, Ontario, where mine supplies and milling services are available.

Regional Geology

The best descriptions of the geology, mineralogy, and ore deposits of the area surrounding the claims can be found in publications by the Ontario Division of Mines and the Ontario Geological Survey (Knight 1922, Thompson 1960, and O.D.M Map 2050).

The Cobalt area consists of three main rock types: Keewatin Volcanics, Huronian Sediments, and Nipissing Diabase. Historically silver has been found in all three, occurring as short veins which pinch and swell for a few tenths of an inch to over a foot in width.

The oldest rocks are the Keewatin greenstones and interflow sediments. These are steeply dipping with a general east-west trend. Rock type varies a great deal throughout the region from basalt to rhyolite as flows and pyroclastic units. The volcanics are overlain by relatively flat lying Cobalt Series Sediments. These consist of conglomerate, greywacke, quartzite, and argillite. Deformation within these units is quite minimal.

Both the volcanic and Sediments are cut by the flat lying Keeweenawan aged Nipissing Diabase Sill which creates arches and basins as it slices through the other rock types.

Extensive faulting characterizes the region with a series of northwest trending rift faults dominating. They are the Lake Temiskaming Fault, the McKenzie Fault, and the Cross Lake Fault. Locally, many other smaller faults of various orientations, and particularly faults of an older age, may be present.

Proposed Exploration Program for 2011

As of the date of this annual report, we have not verified additional information available to us regarding the geology and economic potential of the Proteus Property.

It may be necessary, from time to time, to conduct minor assessment exploration work to maintain the unpatented mining claims in good standing with the Ontario provincial government. During the 12 month period beginning November 1, 2011, we intend to carry out the following exploration work on the Proteus Property. The exploration work proposed is a surface control grid (line-cutting) which is then followed by several geophysical surveys including: a Magnetometer (Walkmag) survey and three Electromagnetic surveys: (i) a VLF-EM (very low frequency); (ii) a HLEM (maximum/minimum frequency); and (iii) a detailed IP-EM (Induced Polarization); all of which together are designed to pick up massive to disseminated sulphide mineralzation and faults that may contain possible economic concentrations of metals, chiefly consisting of gold, silver-cobalt or base metals such as copper, lead, or zinc. The purpose of the program is to find favorable geophysical anomalies and conductors and to prioritize them into potential targets that may warrant diamond drilling to identify the type of mineralization and concentration of metals present.

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

On May 2, 2011 the shareholder’s list showed 42 registered shareholders and 15,500,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2011.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2011.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2011 and January 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We intend to conduct exploration activities on our newly optioned property during the next twelve months. We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2012
Operating Expenses	$100,000
Exploration	$500,000
Total	$600,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $33,908 in cash as of January 31, 2011, and a working capital deficit of $58,201. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2012.

Results of Operations for the Years Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2011 and 2010.

Our operating results for the years ended January 31, 2011 and 2010 are summarized as follows:

		Year Ended
		January 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$31,001		$18,855
Net Loss		$(31,001)		$(18,855)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2011 and January 31, 2010 are outlined in the table below:

	Year Ended
	January 31
	2011	2010
Professional fees	$28,215	$18,498
Transfer agent and filing fees	$2,786	$357

The increase in general and administrative expenses for the year ended January 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in professional fees and transfer agent and filing fees in connection with the acquisition of the 100% interest in the Proteus Property.

Liquidity and Financial Condition

Working Capital
	At January		At January	Percentage
	31, 2011		31, 2010	Increase/Decrease

Current Assets	$33,908	$	Nil	33,908%
Current Liabilities	$92,109		$102,160	(9.83%	)
Working Capital	$(58,201)		$(102,160)	43.03%

Cash Flows
	At January		At January
	31, 2011		31, 2010

Net cash used in operations	$(44,466)		$(6,359)
Net cash used in investing activities	$(25,000)	$	Nil
Net cash provided by financing activities	$103,374		$6,359
Increase In Cash During The Period	$33,908	$	Nil

We had cash in the amount of $33,908 as of January 31, 2011 as compared to $Nil as of January 31, 2010. We had a working capital deficit of $58,201 as of January 31, 2011 compared to working capital deficit of $102,160 as of January 31, 2010. The increase in net cash used for the year ended January 31, 2011, compared to the same period in fiscal 2010, was mainly due to the acquisition of the our 100% interest in the Proteus Property.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the expected tax rates for future income tax recoveries and determining the fair values of financial instruments and the carrying value of the resource property.

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

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash, accounts payable and amounts due to related party approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Our company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on our company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements". The amendment eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This standard had no impact on our company's financial statements.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. Management does not believe any of these accounting pronouncements has had or will have a material impact on our company's financial position or operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

INTERVIA INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
January 31, 2011

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intervia, Inc.

We have audited the accompanying balance sheets of Intervia, Inc. (an exploration stage company) as of January 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from February 2, 2005 (inception) to January 31, 2011 in accordance with accounting principles generally accepted in the United States of America.

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

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
May 2, 2011	CHARTERED ACCOUNTANTS
Vancouver, Canada

INTERVIA INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$33,908	$-

	33,908

RESOURCE PROPERTY (Note 3)	25,000	-

TOTAL ASSETS	$58,908	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,166	$27,631
Due to related party (Note 4)	77,943	74,529

	92,109	102,160

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 3,500,000 common shares (January 31, 2010 – 3,500,000)	3,500	3,500
Subscription received in advance (Note 5)	99,960	-
Additional paid-in capital	71,000	71,000
Deficit accumulated during the exploration stage	(207,661)	(176,660)

TOTAL STOCKHOLDERS’ DEFICIT	(33,201)	(102,160)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,908	$-

Going concern contingency (Note 1)
Subsequent event (Note 8)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			February 2, 2005
	Year	Year	(Date of
	ended	ended	Inception)
	January 31,	January 31,	to January 31,
	2011	2010	2011

Operating expenses
Donated service	$-	$-	$4,500
Office expenses	-	-	2,906
Professional fees	28,215	18,498	194,504
Transfer and filing fees	2,786	357	5,751

Net loss	$(31,001)	$(18,855)	$(207,661)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Subscription	During the
	Common Stock		Paid-in	received	Exploration
	Number	Par Value	Capital	in advance	Stage	Total

Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash at $0.02 per share, October 30, 2005 (Note 5)	3,500,000	3,500	66,500		-	70,000

Net loss	-	-	-	-	(4,013)	(4,013)

Balance, January 31, 2006	3,500,000	3,500	66,500	-	(4,013)	65,987

Donated services	-	-	4,500	-	-	4,500

Net loss	-	-	-	-	(78,772)	(78,772)

Balance, January 31, 2007	3,500,000	3,500	71,000	-	(82,785)	(8,285)

Net loss	-	-	-	-	(33,845)	(33,845)

Balance, January 31, 2008	3,500,000	3,500	71,000	-	(116,630)	(42,130)

Net loss	-	-	-	-	(41,175)	(41,175)

Balance, January 31, 2009	3,500,000	3,500	71,000	-	(157,805)	(83,305)

Net loss	-	-	-	-	(18,855)	(18,855)

Balance, January 31, 2010	3,500,000	3,500	71,000	-	(176,660)	(102,160)

				99,960		99,960

Net loss					(31,001)	(31,001)

Balance, January 31, 2011	3,500,000	$3,500	$71,000	$99,960	$(207,661)	$(33,201)

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			February 2,
			2005
	Year	Year	(Date of
	ended	ended	Inception) to
	January 31,	January 31,	January31,
	2011	2010	2011

Operating Activities
Net loss	$(31,001)	$(18,855)	$(207,661)
Item not requiring use of cash
Donated capital	-	-	4,500

Changes in working capital:
Increase (decrease) in accounts payable and accrued liabilities	(13,465)	12,496	14,166

Net cash used in operating activities	(44,466)	(6,359)	(188,995)

Financing Activities
Due to related party	3,414	6,359	77,943
Subscription received in advance	99,960	-	99,960
Issuance of common shares	-	-	70,000

Net cash provided by financing activities	103,374	6,359	247,903

Investing Activity
Acquisition of resource property	(25,000)	-	(25,000)

Net cash used in investing activity	(25,000)	-	(25,000)

Increase in cash	33,908	-	33,908

Cash, beginning	-	-	-

Cash, ending	$33,908	$-	$33,908

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERVIA INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)

1. NATURE OF BUSINESS

Intervia, Inc. (the “Company”) was incorporated in the State of Nevada on February 2, 2005. The Company was previously in the business of developing fuel cell products in China. During fiscal 2008, the Company suspended the development of their fuel cell products due to lack of access to sufficient additional financing. The Company is currently engaged in the acquisition and exploration of mineral properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2011, the Company has not yet achieved profitable operations and has accumulated a deficit of $207,661 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars, the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the expected tax rates for future income tax recoveries and determining the fair values of financial instruments and the carrying value of the resource property.

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

INTERVIA INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, all convertible securities are anti-dilutive. Accordingly, diluted loss per share is not presented.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and amounts due to related party approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. (Note 7)

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU “) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements". The amendment eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This standard had no impact on the Company's financial statements.

INTERVIA INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

3. RESOURCE PROPERTY

On July 15, 2010, the Company entered into an Option Agreement to purchase a 100% interest in the Proteus Property. The Proteus Property is located near Cobalt, Ontario.

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

	January 31, 2011	January 31, 2010

Acquisition cost	$25,000	$-

4. RELATED PARTY TRANSACTIONS

The amount due to a related party at January 31, 2011 and 2010 is non-interest bearing, unsecured, with no stated terms of repayment.

All related party transactions are in the normal course of business and measured at the exchange amount which is the amount of consideration agreed to by the parties.

5. COMMON STOCK

Subscription received in advance

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 12,000,000 shares of common stock at a price of $0.00833 per share. Subsequent to January 31, 2011, these shares of common stock were issued. (Note 8)

INTERVIA INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)

5. COMMON STOCK (cont’d)

Option and warrants

At January 31, 2011 and 2010, the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
Net loss before income taxes	$(31,001)	$(18,855)
Statutory tax rate	34%	34%
Income tax recovery	(10,540)	(6,400)
Valuation allowance	10,540	6,400
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The Company has not filed income tax returns since inception. Tax authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, activities, debt and equity positions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material. Management’s assessment are subject to uncertainty.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2011 and 2010. At January 31, 2011, the Company has net operating loss carryforwards, which expire commencing in 2026. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2011, but believes that the provisions will not limit the availability of losses to offset future income.

INTERVIA INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

	Level 1	Level 2	Level 3

Cash	$33,908	-	-
Accounts payable	$14,166	-	-
Due to related party	$77,943	-	-

There were no transfers between Level 1 and Level 2 during the year. The Company has no financial instruments valued in Level 3.

8. SUBSEQUENT EVENT

At January 31, 2011, the Company had received $99,960 for share subscriptions for a private placement of 12,000,000 shares at $0.00833 per share. Subsequent to January 31, 201, the Company issued the shares of common stock.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Laferriere(1) President, Secretary, Treasurer, Chief Financial Officer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Glenn Morimoto(2) Former President, Secretary, Treasurer, Chief Financial Officer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Laferriere was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on August 26, 2010.

(2)	Mr. Morimoto was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on March 5, 2007 and resigned all positions on August 26, 2010.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2011.

Option Exercises

During our Fiscal year ended January 31, 2011 there were no options exercised by our named officers.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 2, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Patrick Laferriere (2) 823 Ontario St. Sudbury, Ontario,Canada	Common	Nil	0.0%
Directors and Officers as a group	Common	Nil	0.0%
Chan Lit Sang 601, 6th Floor, Wah Yuen Bld., Queens Road Central Hong Kong	Common	1,200,000	7.74
Wong Ching Man Vienna Blk 23/7 Hoi Tsing Crt, Alberdeen Center Hong Kong	Common	1,200,000	7.74
Chan Lit Chow 1/F, Rear Portion, 63 Nan Wan Sun Tsuen Peng Chan Hong Kong	Common	1,200,000	7.74

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Arcoron Limited(3) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.74
Tranwicks Limited(4) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.74
Aurico Limited(5) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.74
Ng Hei 36 Floor 169 Electric Road North Port, Hong Kong	Common	1,200,000	7.74
Gannvalley International Limited(6) 1st Floor, #5 Dekk House De Lippora St, PO Box 456 Providence, Mahe, Seychelles	Common	2,400,000(7)	15.48(7)
Brownrigg International Limited(6) 1st Floor, #5 Dekk House De Lippora St, PO Box 456 Providence, Mahe, Seychelles	Common	2,400,000(7)	15.48(7)
Starova Limited(8) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.74
Kai Kang Shandong, China	Common	1,000,000	6.45
Zeyan Yao Shandong, China	Common	1,000,000	6.45

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 2, 2011. As of May 2, 2011, there were 15,500,000 shares of our company’s common stock issued and outstanding.

(2)	Patrick Laferriere is our sole officer and director.

(3)	Dulip Charith Wijesinha has voting and dispositive control over securities held by Arcoron Limited.

(4)	Hassan Mohammed Musafer voting and dispositive control over securities held by Tranwicks Limited.

(5)	Dylan Baba Lye has voting and dispositive control over securities held by Aurico Limited.

(6)	Fahmy Jowharsha has voting and dispositive control over securities held by Gannvalley International and by Brownrigg International Limited.

(7)	Includes 1,200,000 shares held by Gannvalley International Limited and 1,200,000 shares held by Brownrigg International Limited.

(8)	Christopher Milton Wong has voting and dispositive control over securities held by Starova Limited.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2011 and for the fiscal year ended January 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2011 $	January 31, 2010 $
Audit Fees	8,500	8,500
Audit Related Fees	4,500	6,400
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	13,000	14,900

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVIA INC.
(Registrant)

Dated: May 2, 2011	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 2, 2011	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)