Form 10-Q
period 2011-04-30
Intervia Inc.
filed 2011-06-14
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 000-52010

 INTERVIA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, Suite G12-401, Reno, Nevada	89502
(Address of principal executive offices)	(Zip Code)

202.470.4608
(Registrant’s telephone number, including area code)

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
[X] YES [ ] NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
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
15,500,000 common shares issued and outstanding as of June 13, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
April 30, 2011

(Unaudited)

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$1,918	$33,908

	1,918	33,908

RESOURCE PROPERTY (Note 2)	25,000	25,000

TOTAL ASSETS	$26,918	$58,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,783	$14,166
Due to related party (Note 3)	77,943	77,943

TOTAL LIABILITIES	88,726	92,109

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized 75,000,000 common shares, $0.001 par value,
Issued and outstanding 15,500,000 common shares (January 31, 2011 – 3,500,000)	15,500	3,500
Subscription received in advance	-	99,960
Additional paid in capital	158,960	71,000
Deficit accumulated during the development stage	(236,268)	(207,661)

TOTAL STOCKHOLDERS’ DEFICIT	(61,808)	(33,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,918	$58,908

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			from
	Three	Three	February 2,
	months	months	2005 (Date
	ended	ended	of Inception)
	April 30,	April 30,	to April 30,
	2011	2010	2011

Expenses
Donated service	$-	$-	$4,500
Exploration	12,834	-	12,834
Office expenses	-	-	2,906
Professional fees	10,702	1,500	205,206
Transfer and filing fees	5,071	-	10,822

Net loss	$28,607	$1,500	$236,268

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,185,393	3,500,000

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from
			February 2,
	Three months	Three months	2005 (Date of
	ended	ended	Inception) to
	April 30,	April 30,	April 30,
	2011	2010	2011

Operating Activities
Net loss	$(28,607)	$(1,500)	$(236,268)
Item not requiring use of cash
Donated capital	-	-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable and accrued liabilities	(3,383)	1,500	10,783

Net cash used in operating activities	(31,990)	-	(220,985)

Financing Activities
Due to related party	-	-	77,943
Issuance of common shares	-	-	169,960

Net cash provided by financing activities	-	-	247,903

Investing Activity
Resource property	-	-	(25,000)

Net cash used in investing activity	-	-	(25,000)

Change in cash	(31,990)	-	1,918

Cash, beginning	33,908	-	-

Cash, ending	$1,918	$-	$1,918

Supplemental cash flow information:

During the three month period ended April 30, 2011, the Company reallocated $99,960 from subscriptions received in advance to capital stock and additional paid in capital, for the issuance of 12,000,000 shares of common stock (Note 4).

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Management has evaluated events occurring between the end of the fiscal quarter. April 30, 2011 to the date when the financial statements were issued.

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

The property is subject to a 2% Net Smelter Royalty, which the Company has the right to purchase in 2.5% increments for $500,000, on or before 1 year from the date of production.

INTERVIA INC.
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

2.	RESOURCE PROPERTY (Cont’d)

To April 30, 2011, the Company has incurred the following on its resource property:

	April 30,	January 31,
	2011	2011
Acquisition cost	$25,000	$25,000
Exploration costs, beginning of period	$-	$-
Exploration	12,834	-
Exploration costs, end of period	$12,384	$-

3.	RELATED PARTY TRANSACTIONS

Amount due to related party at April 30, 2011 and January 31, 2011 is non-interest bearing, unsecured, with no stated terms of repayment.

All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

4.	COMMON STOCK

In March 2011, the Company issued 12,000,000 shares of common stock at a price of $0.00833 per share for total proceeds of $99,960, which was recorded in subscriptions received in advance at January 31, 2011.

At April 30, 2011 and January 31, 2011, the Company had no issued or outstanding stock options or warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Intervia Inc., unless otherwise indicated. We have no subsidiaries.

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

On July 15, 2010, we entered into an option agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property which commenced in April 2011. We currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

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

As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commenced in April 2011. Currently, however, we maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending April 30, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2012.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $40,000 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses	$	Nil
Management and administrative costs	$	Nil
Legal Fees		$20,000
Auditor Fees		$20,000
		$40,000

Results of Operations

Three months ended April 30, 2011 compared to three months ended April 30, 2010.

		Three months		Three months
		ended		ended
		April 30, 2011		April 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$28,607		$1,500
Net Income (Loss)		$(28,607)		$(1,500)

Expenses

Our operating expenses for the three month periods ended April 30, 2011 and April 30, 2010 are outlined in the table below:

		Three months		Three months
		ended		ended
		April 30, 2011		April 30, 2010
Donated service	$	Nil	$	Nil
Exploration		$12,834	$	Nil
Office expenses	$	Nil	$	Nil
Professional fees		$10,702		$1,500
Transfer and filing fees		$5,071	$	Nil

Operating expenses for the three months ended April 30, 2011 increased by 95% as compared to the comparative period in April 30, 2010 primarily as a result of increased professional fees and transfer and filing fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	April 30, 2011	January 31, 2011	(Decrease)
Current Assets	$1,918	$33,908	(94.34%	)
Current Liabilities	$88,726	$92,109	(3.67%	)
Working Capital (deficiency)	$(86,808)	$(58,201)	49.15%

Cash Flows

		Three months Ended		Three months Ended
		April 30, 2011		April 30, 2010
Net cash used in operating activities		$31,990	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Increase (decrease) In Cash		$(31,990)	$	Nil

Our net cash used by operating activities for the three months ended April 30, 2011 was $31,990 compared with $Nil for the three months ended April 30, 2010. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $1,918 as of April 30, 2011. We anticipate that we will require additional financing in order to perform our anticipated exploration program. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular in order to perform our anticipated exploration program. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to April 30, 2011 was $236,268. We had cash of $1,918 as of April 30, 2011. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,400 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2011. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2011, we issued an aggregate of 12,000,000 shares of our common stock at a price of $0.00833 per share, to 10 non-U.S. persons, relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 pursuant to the closing of a private placement, for aggregate gross proceeds of $99,960.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVIA INC.
(Registrant)

Dated: June 13, 2011	/s/ “Patrick Laferriere”
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)