Form 10-Q/A
period 2011-04-30
Intervia Inc.
filed 2011-07-29
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No.1

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

Explanatory Note: This Amendment No. 1 to our report on Form 10-Q for the period ended April 30, 2011 is being filed to correct errors in the description of plan of operation, and to include required disclosure pertaining to a related party transaction and to our critical accounting policies that was omitted from the original report.

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

The $77,943 due to related party at April 30, 2011 and January 31, 2011 is a non-interest bearing, unsecured, loan with no stated terms of repayment. This loan was advanced by our sole director and officer, Patrick Laferriere, in various installments since our inception on February 2, 2005.

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

Anticipated Cash Requirements

Based on our net loss of $28,607 incurred during the three month period ended April 20, 2011, our monthly burn rate is $9,535. Approximately $12,834 or 45% of our expenses during that period are attributable to expenses incurred to advance our exploration program and in satisfaction of the annual work assessment requirements for the Proteus Property. We intend to conduct exploration activities on our newly optioned property during the twelve months beginning February 1, 2011. We estimate our operating expenses and working capital requirements for the twelve month period beginning February 1, 2011 to be as follows:

Estimated Expenses For the Twelve Month Period Beginning February 1, 2011

Operating Expenses	l
Professional Fees	$60,000l
Transfer and Filing Fees	$10,000
Contingency	$30,000

Subtotal	$100,000

Exploration

Phase One
Line-Cutting	$16,000
VLF-EM Geophysical Surveying	$3,500
Magnetic Geophysical Surveying	$3,500
IP-EM Geophysical Surveying	$32,000
Reports Drafting and Maps	$1,500
Road Access Brush Trimming	$4,000
Excavation (Road)	$4,000
Grading	$1,000
Power Stripping and Power Washing (Road)	$10,000
Mobilization/Demobilization of Heavy Equipment	$7,500
Field Assistant/Prospector (4 Months)	$7,500
Geologist (4 months	$20,000
Summary Report	$3,000
Subtotal	$113,500

Option Payment (Due June 15, 2011)	$25,000

Phase Two Exploration Program /Unallocated Reserve	$261,500

Total	$600,000

At present, our cash requirements for the next 12 months (beginning February 1, 2011) outweigh the funds available to maintain our operations. At present, our cash requirements for the next 12 months (beginning January 1, 2011) outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $33,9081,918 in cash as of January 31April 30, 2011, and a working capital deficit of $58,20186,808. However, on July 18, 2011 we completed a private placement with one non U.S. person for aggregate gross proceeds of $100,000 which funds have been allocated toward essential operating expenses, and toward payments and exploration expenses required to maintain our option to acquire the Proteus Property. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. To that end, we estimate that the cost of maintaining nominal corporate operations will be approximately $3,500 per month or $42,000 over 12 months.

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

Critical Accounting Policies and Estimates

Use of Estimates

In order to prepare our financial statements in conformity with US GAAP our management is required to make estimates and assumptions that affect our reported financial positions and results of operations. Estimates and assumptions are based on information available to our management at the time such estimates and assumptions are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements and adjustments are made when our management becomes aware of new information that materially affects its past estimates and assumptions. Estimates and assumptions are used in, among other things, (1) estimating unbilled operating and exploration costs, (2) developing fair value assumptions with respect to the value of our financial instruments, including accrued liabilities and accounts payable, and (3) estimating our tax position. Actual results could differ materially from our estimates.

Other Comprehensive Income

Our company follows standards for the reporting and display of comprehensive income (loss) and our components in the financial statements. Comprehensive income (loss) is the sum of net income (loss) and other items that would be excluded from our income statement because they have not been realized, including items like an unrealized holding gain (or loss) from liquid investments, and foreign currency translation gains or losses. These items would not be included in net income, yet would be important enough to be included in comprehensive income in order to present a more comprehensive picture of our Company as a whole. During the three month period ended April 30, 2011, and during years ended January 31, 2011, 2010 and 2009, our company had no components that would cause our comprehensive loss to be different than net loss.

Income Taxes

Our company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the future tax benefits to the extent that realization of such benefits is more likely than not. However, when we believe we do not or will not have sufficient future capital gain income or taxable income to realize the benefit of the capital loss, operating loss or tax credit carryforwards, we reduce the deferred tax assets by a valuation allowance. We recognize a valuation allowance if we determine, based on available evidence that it is unlikely that we will realize some portion or all of the deferred tax asset. We report the effect of a change in the valuation allowance in the current period tax expense.

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss available to common stockholders by the number of common shares that would be outstanding is all potentially dilutive securities, such as options, warrants, or convertible debt securities, were exercised. For the financial periods presented in this registration statement, diluted loss per share is equal to basic loss per share because our company does not have any outstanding dilutive securities.

Financial Instruments

The carrying value of our company’s financial instruments, which consist of accounts payable, accrued liabilities and amounts due to a related party, approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is our management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. When a market price is not readily available and there is insignificant interest rate exposure affecting the value, the carrying value is considered to represent a reasonable estimate of fair value.

Stock-based Compensation

Although we have not granted any share-based compensation, we have adopted FASB Accounting Standards Codification 718 (Compensation-Stock Compensation and Share-based Payment) for compensation costs related to share-based payments. ASC 718 requires that a company measure the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards. Compensation costs in respect of share-based payment or option awards are based on the award’s fair value at grant, less the mount (if any) paid by the award recipient, with a corresponding credit to equity(generally, paid-in capital). The cost will be recognized as compensation expense over the vesting period of the awards. ASC 718 applies to all share-based payment transactions in which a company acquires goods or services by issuing company stock, or by incurring liabilities that are based on the fair value of the company’s stock or are settled by issuing company stock.

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

INTERVIA INC.
(Registrant)

Dated: July 28, 2011	/s/ “Patrick Laferriere”
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)