Form 10-Q
period 2011-07-31
Intervia Inc.
filed 2011-09-19
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______

Commission File Number 333-173474

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
[   ] YES    [   ] NO

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
<>15,500,000 common shares issued and outstanding as of September <>, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

INTERVIA INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$3,496	$33,908
Prepaid expenses (Note 2)	62,546	-

	66,042	33,908

RESOURCE PROPERTY (Note 2)	50,000	25,000

TOTAL ASSETS	$116,042	$58,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,056	$14,166
Due to related party (Note 3)	77,943	77,943

TOTAL LIABILITIES	97,999	92,109

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 15,500,000 common shares (January 31, 2011 – 3,500,000)	15,500	3,500
Subscription received in advance	100,000	99,960
Additional paid in capital	158,960	71,000
Deficit accumulated during the development stage	(256,417)	(207,661)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	18,043	(33,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,042	$58,908

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Six	Six	February 2,
	months	months	months	months	2005 (Date
	ended	ended	ended	ended	of Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2011	2010	2011	2010	2011

Expenses
Donated service	$-	$-	$-	$-	$4,500
Exploration	-	-	12,834	-	12,834
Professional fees	18,252	2,915	28,954	4,415	223,458
Transfer and filing fees	1,897	-	6,968	-	12,719

Net loss	$20,149	$2,915	$48,756	$4,415	$256,417

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	15,500,000	3,500,000	13,378,453	3,500,000

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
			February 2,
	Six	Six	2005 (Date
	months	months	of Inception)
	ended	ended	to
	July 31,	July 31,	July 31,
	2011	2010	2011

Operating Activities
Net loss	$(48,756)	$(4,415)	$(256,417)
Item not requiring use of cash
Donated capital	-	-	4,500

Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(62,546)	-	(62,546)
Increase in accounts payable and accrued liabilities	5,890	4,415	20,056

Net cash used in operating activities	(105,412)	-	(294,407)

Financing Activities
Due to related party	-	60,000	77,943
Issuance of common shares	100,000	-	169,960
Subscriptions received in advance	100,000	-	100,000

Net cash provided by financing activities	100,000	60,000	347,903

Investing Activity
Resource property	(25,000)	(25,000)	(50,000)

Net cash used in investing activity	(25,000)	(25,000)	(50,000)

Change in cash	(30,412)	35,000 ,000	3,496

Cash, beginning	33,908	-	-

Cash, ending	$3,496	$35,000	$3,496

Supplemental cash flow information:

During the six month period ended July 31, 2011, the Company reallocated $99,960 from subscriptions received in advance to capital stock and additional paid in capital, for the issuance of 12,000,000 shares of common stock (Note 4).

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements

INTERVIA INC.
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Management has evaluated events occurring between the end of the six months period ended July 31, 2011 to the date when the financial statements were issued.

2.	RESOURCE PROPERTY

Proteus Property

On July 15, 2010, the Company entered into an Option Agreement to purchase a 100% interest in the Proteus Property. The Proteus Property is located near Cobalt, Ontario.

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$25,000 upon the execution of the agreement (paid);

b)	an additional $25,000 cash (paid) and incur $75,000 in exploration expenditures (of which the Company has prepaid $62,546) by July 15, 2011;

c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and

d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

The property is subject to a 2% Net Smelter Royalty, which the Company has the right to purchase in 2.5% increments for $500,000, on or before 1 year from the date of production.

INTERVIA INC.
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

2.	RESOURCE PROPERTY (Cont’d)

To July 31, 2011, the Company has incurred the following on its resource property:

	July 31,	January 31,
	2011	2011
Acquisition cost	$50,000	$25,000
Exploration costs, beginning of period	$-	$-
Exploration	12,834	-
Exploration costs, end of period	$12,834	$-

3.	RELATED PARTY TRANSACTIONS

Amount due to related party at July 31, 2011 and January 31, 2011 is non-interest bearing, unsecured and with no fixed terms of repayment.

All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

4.	COMMON STOCK

In October 2005, the Company issued 3,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $70,000.

In March 2011, the Company issued 12,000,000 shares of common stock at a price of $0.00833 per share for total proceeds of $99,960, which was recorded in subscriptions received in advance at January 31, 2011.

On July 14, 2011, the Company received $100,000 towards the issuance of 100,000 shares of common stock at a price of $1.00 per share. At July 31, 2011, the Company has not issued such shares of common stock and the proceeds of $100,000 have been recorded in subscriptions received in advance.

At July 31, 2011 and January 31, 2011, the Company had no issued or outstanding stock options or warrants.

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

On July 15, 2010, we entered into an option agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. The Proteus Property consists of three mineral claims comprised of nine units. In order to acquire the property pursuant to the agreement, we must make the following cash payments and incur the following amounts on exploration and development:

a)	$25,000 upon the execution of the agreement (paid);
b)	an additional $25,000 cash (paid) and incur $75,000 (of which the Company has prepaid $62,546) in exploration expenditures by July 15, 2011;
c)	an additional $25,000 cash and incur an additional $100,000 in exploration expenditures by July 15, 2012; and
d)	incur an additional $150,000 in exploration expenditures by July 15, 2013.

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

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending July 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2012.

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

Anticipated Cash Requirements

Based on our net loss of $48,756 incurred during the six month period ended July 31, 2011, our monthly burn rate is approximately $8,126. Approximately $12,834 or 26% of our expenses during that period are attributable to expenses incurred to advance our exploration program and in satisfaction of the annual work assessment requirements for the Proteus Property. We intend to conduct exploration activities on our newly optioned property during the twelve months beginning August 1, 2011. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2011 to be as follows:

Estimated Expenses For the Twelve Month Period Beginning August 1, 2011

Operating Expenses	l
Professional Fees	$60,000
Transfer and Filing Fees	$10,000
Contingency	$30,000

Subtotal	$100,000

Exploration

Phase One
Line-Cutting	$16,000
VLF-EM Geophysical Surveying	$3,500
Magnetic Geophysical Surveying	$3,500
IP-EM Geophysical Surveying	$32,000
Reports Drafting and Maps	$1,500
Road Access Brush Trimming	$4,000
Excavation (Road)	$4,000
Grading	$1,000
Power Stripping and Power Washing (Road)	$10,000
Mobilization/Demobilization of Heavy Equipment	$7,500
Field Assistant/Prospector (4 Months)	$7,500
Geologist (4 months	$20,000
Summary Report	$3,000
Subtotal	$113,500

Option Payment (Due June 15, 2012)

Phase Two Exploration Program /Unallocated Reserve	$261,500

Total	$600,000

At present, our cash requirements for the next 12 months (beginning August 1, 2011) outweigh the funds available to maintain our operations. At present, our cash requirements for the next 12 months (beginning August 1, 2011) outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $3,496 in cash as of July 31, 2011, and a working capital deficit of $31,080. However, on July 18, 2011 we completed a private placement with one non U.S. person for aggregate gross proceeds of $100,000 which funds have been allocated toward essential operating expenses, and toward payments and exploration expenses required to maintain our option to acquire the Proteus Property. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. To that end, we estimate that the cost of maintaining nominal corporate operations will be approximately $3,500 per month or $42,000 over 12 months.

Results of Operations

Three months ended July 31, 2011 compared to three months ended July 31, 2010.

		Three months		Three months
		ended		ended
		July 31, 2011		July 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$20,149		$2,915
Net Income (Loss)		$(20,149)		$(2,915)

Expenses

Our operating expenses for the three month periods ended July 31, 2011 and July 31, 2010 are outlined in the table below:

		Three months		Three months
		ended		ended
		July 31, 2011		July 31, 2010
Donated service	$	Nil	$	Nil
Office expenses	$	Nil	$	Nil
Professional fees		$18,252		$2,915
Transfer and filing fees		$1,897	$	Nil

Operating expenses for the three months ended July 31, 2011 increased by 85.38% as compared to the comparative period in July 31, 2010 primarily as a result of increased professional fees and transfer agent and filing fees.

Six months ended July 31, 2011 compared to six months ended July 31, 2010.

		Six months		Six months
		ended		ended
		July 31, 2011		July 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$48,756		$4,415
Net Income (Loss)		$(48,756)		$(4,415)

Expenses

Our operating expenses for the six month periods ended July 31, 2011 and July 31, 2010 are outlined in the table below:

		Six months		Six months
		ended		ended
		July 31, 2011		July 31, 2010
Donated service	$	Nil	$	Nil
Office expenses		$12,834	$	Nil
Professional fees		$28,954		$4,415
Transfer and filing fees		$6,968	$	Nil

Operating expenses for the six months ended July 31, 2011 increased by 1,004 % as compared to the comparative period in July 31, 2010 primarily as a result of increased exploration, professional fees and transfer agent and filing fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	July 31, 2011	January 31, 2011	(Decrease)
Current Assets	$66,042	$33,908	94,77%
Current Liabilities	$97,999	$92,109	6.39%
Working Capital (deficiency)	$(31,957)	$(58,201)	(45.09)%

Cash Flows

	Six months Ended		Six months Ended
	July 31, 2011		July 31, 2010
Net cash (used in) operating activities	$(105,412)	$	Nil
Net cash (used in) investing activities	$(25,000)		$(25,000)
Net cash provided by financing activities	$100,000		$60,000
Increase (decrease) In Cash	$(30,412)		$35,000

Our net cash used by operating activities for the six months ended July 31, 2011 was $105,412 compared with $Nil for the six months ended July 31, 2010. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $3,496 as of July 31, 2011. We anticipate that we will require additional financing in order to perform our anticipated exploration program. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular in order to perform our anticipated exploration program. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to July 31, 2011 was $256,417. We had cash of $3,496 as of July 31, 2011. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $8,126 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2011. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2011we received proceeds of $100,000 towards the issuance of 100,000 shares of our common stock at a price of $1 per share to 1 non U.S. persons, relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. At July 31, 2011, the Company has not issued such shares of common stock and the proceeds of $100,000 have been recorded in subscriptions received in advance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVIA INC.
(Registrant)

Dated: September 19, 2011	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Treasurer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)