Form 10-K
period 2012-01-31
Intervia Inc.
filed 2012-05-23
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [  ] to [  ]

Commission file number 000-52010

INTERVIA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401 Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 202.470.4608

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

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

Yes [X]         No[  ]

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

Yes [X]         No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,740,000 common shares as of May 18, 2012.

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

On July 15, 2010, we entered into an option agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the summer of 2012. We currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

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

As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the summer of 2012. Currently, however, we currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2013.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $66,341 as of January 31, 2012 and a working capital deficit of $73,839. We have also incurred a cumulative net loss of $368,299 from our inception on February 2, 2005 through January 31, 2012. If we undertake exploration activities on our property, we estimate that our average monthly operating expenses will be approximately $50,000, including anticipated exploration costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have in the past raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Proposed Exploration Program for 2012

As of the date of this annual report, we have not verified additional information available to us regarding the geology and economic potential of the Proteus Property.

It may be necessary, from time to time, to conduct minor assessment exploration work to maintain the unpatented mining claims in good standing with the Ontario provincial government. During the 12 month period beginning January 31, 2013, we intend to carry out the following exploration work on the Proteus Property. The exploration work proposed is a surface control grid (line-cutting) which is then followed by several geophysical surveys including: a Magnetometer (Walkmag) survey and three Electromagnetic surveys: (i) a VLF-EM (very low frequency); (ii) a HLEM (maximum/minimum frequency); and (iii) a detailed IP-EM (Induced Polarization); all of which together are designed to pick up massive to disseminated sulphide mineralzation and faults that may contain possible economic concentrations of metals, chiefly consisting of gold, silver-cobalt or base metals such as copper, lead, or zinc. The purpose of the program is to find favorable geophysical anomalies and conductors and to prioritize them into potential targets that may warrant diamond drilling to identify the type of mineralization and concentration of metals present.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

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

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On May 15, 2011 the shareholder’s list showed 43 registered shareholders and 15,740,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2012.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2012 and January 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

Estimated Expenses For the Twelve Month Period ending January 31, 2013
Operating Expenses	$100,000
Exploration	$500,000
Total	$600,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $66,341 in cash as of January 31, 2012, and a working capital deficit of $73,839. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2013.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2013.

Results of Operations for the Years Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2012 and 2011.

Our operating results for the years ended January 31, 2012 and 2011 are summarized as follows:

		Year Ended
		January 31
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$160,638		$31,001
Net Loss		$(160,638)		$(31,001)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2012 and January 31, 2011 are outlined in the table below:

	Year Ended
	January 31
	2012		2011
Exploration expenses	$73,648	$	Nil
Professional fees	$71,160		$28,215
General and administrative	$15,830		$2,786

The increase in general and administrative expenses for the year ended January 31, 2012, compared to the same period in fiscal 2011, was mainly due to in an increase in our operations tied to activity on our property.

Liquidity and Financial Condition

Working Capital
	At January	At January	Percentage
	31, 2012	31, 2011	Increase/Decrease

Current Assets	$67,693	$33,908	49.9%
Current Liabilities	$141,532	$92,109	34.92%
Working Capital	$(73,839)	$(58,201)	27.18%

Cash Flows
		At January	At January
		31, 2012	31, 2011

Net cash used in operations		$(131,906)	$(44,466)
Net cash provided by financing activities		$189,335	$103,374
Net cash used in investing activities		$(25,000)	$(25,000)
Increase In Cash During The Period		$32,433	$33,908

We had cash in the amount of $66,341 as of January 31, 2012 as compared to $33,908 as of January 31, 2011. We had a working capital deficit of $73,839 as of January 31, 2012 compared to working capital deficit of $58,201 as of January 31, 2011. The increase in net cash used for the year ended January 31, 2012, compared to the same period in fiscal 2011, was mainly due to the acquisition of our 100% interest in the Proteus Property.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Basis of Presentation

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars, our company’s functional currency. Our company has elected a January 31 year end.

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

Other Comprehensive Income

Our company follows standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended January 31, 2012 and 2011, our company had no components that would cause comprehensive loss to be different than net loss.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2012, our company recorded no impairments related to its mineral properties.

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to our company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. Our company charges to operations the allocable portion of capitalized costs attributable to properties abandoned. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, mineral properties, accounts payable, accrued liabilities, and amounts due to related parties. We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 8. Financial Statements and Supplementary Data

INTERVIA INC.

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS AND

FINANCIAL STATEMENTS

January 31, 2012 and 2011

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Intervia, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Intervia, Inc. as January 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Intervia, Inc. as of January 31, 2011, were audited by other auditors whose report dated May 2, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $368,299 as of January 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
May 14, 2012

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
Vancouver, Canada

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$66,341	$33,908
Prepaid expenses	1,352	-
Total Current Assets	67,693	33,908

RESOURCE PROPERTY	50,000	25,000

TOTAL ASSETS	$117,693	$58,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,224	$14,166
Due to related parties	106,308	77,943

TOTAL LIABILITIES	141,532	92,109

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized:
75,000,000 common shares, $0.001 par value,
Issued and outstanding:
15,600,000 common shares (January 31, 2011 – 3,500,000)	15,600	3,500
Stock subscriptions payable	70,000	99,960
Additional paid-in capital	258,860	71,000
Deficit accumulated during the exploration stage	(368,299)	(207,661)

TOTAL STOCKHOLDERS’ DEFICIT	(23,839)	(33,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,693	$58,908

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			February 2,
	Year	Year	2005
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012

Operating expenses
Donated services	$-	$-	$4,500
Exploration expenses	73,648		73,648
Professional fees	71,160	28,215	265,664
General and administrative	15,830	2,786	24,487

Net loss	$(160,638)	$(31,001)	$(368,299)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	16,212,877	3,500,000

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash	3,500,000	3,500	66,500	-	-	70,000
Net loss	-	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	3,500,000	3,500	66,500	-	(4,013)	65,987
Donated services	-	-	4,500	-	-	4,500
Net loss	-	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	3,500,000	3,500	71,000	-	(82,785)	(8,285)
Net loss	-	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	3,500,000	3,500	71,000	-	(116,630)	(42,130)
Net loss	-	-	-	-	(41,175)	(41,175)
Balance, January 31, 2009	3,500,000	3,500	71,000	-	(157,805)	(83,305)
Net loss	-	-	-	-	(18,855)	(18,855)
Balance, January 31, 2010	3,500,000	3,500	71,000	-	(176,660)	(102,160)
Stock subscriptions payable	-	-	-	99,960	-	99,960
Net loss	-	-	-	-	(31,001)	(31,001)
Balance, January 31, 2011	3,500,000	$3,500	$71,000	$99,960	$(207,661)	$(33,201)
Capital stock issued for stock subscriptions payable	12,000,000	12,000	87,960	(99,960)	-	-
Capital stock issued for cash	100,000	100	99,900	-	-	100,000
Cash received for stock subscriptions payable	-	-	-	70,000	-	70,000
Net loss	-	-	-	-	(160,638)	(160,638)
Balance, January 31, 2012	15,600,000	$15,600	$258,860	$70,000	$(368,299)	$(23,839)

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

				February 2,
				2005
	Year	Year		(Inception)
	ended	ended		to
	January 31,	January 31,		January 31,
	2012	2011		2012

Operating Activities
Net loss	$(160,638)	$(31,001	) $	(368,299)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-		4,500
Expenses paid by Company shareholder	9,030	-		9,030
Changes in working capital:
Prepaid expenses	(1,352)	(13,465)		(1,352)
Accounts payable and accrued liabilities	21,058	(13,465)		35,224

Net cash used in operating activities	(131,902)	(44,466)		(320,897)

Investing Activities
Acquisition of resource property	(25,000)	(25,000)		(50,000)

Net cash used in investing activities	(25,000)	(25,000)		(50,000)

Financing Activities
Proceeds from related party payable	19,335	3,414		97,278
Proceeds from the issuance of capital stock	100,000	-		170,000
Proceeds from stock subscriptions payable	70,000	99,960		169,960

Net cash provided by financing activities	189,335	103,374		437,238

Net Increase in Cash	32,433	33,908		66,341
Cash at Beginning of Year	33,908	-		-

Cash at End of Year	$66,341	$33,908		$66,341

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-		$-
Income taxes	$-	$-		$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$99,960	$-		$99,960

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
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

The Company is considered to be an exploration stage company and has not generated any revenues from operations. The Company’s shares were de-listed from the OTC-BB subsequent to filing the Form 10-Q for the period ended October 31, 2008. The Company has not been in compliance with the filing requirements of the Securities Exchange Commission (“SEC”). The Company is currently in the process of completing all the required filings with the SEC to enable the Company to reinstate its shares for trading on the OTC-BB. The Company will obtain additional funding by borrowing funds from its director and officer, or by private placement of common stock. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $368,299 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars, the Company’s functional currency. The Company has elected a January 31 year end.

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

Other Comprehensive Income

The Company follows standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended January 31, 2012 and 2011, the Company had no components that would cause comprehensive loss to be different than net loss.

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2012, the Company recorded no impairments related to its mineral properties.

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties abandoned. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, mineral properties, accounts payable, accrued liabilities, and amounts due to related parties. We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

3. RESOURCE PROPERTY

Proteus Property

On July 15, 2010, the Company entered into an Option Agreement that would provide for the purchase of a 100% interest in the Proteus Property which is located near Cobalt, Ontario, Canada.

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts of exploration and development expenses:

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

The property is subject to a 2% net smelter royalty, which the Company has the right to purchase in 2.5% increments for $500,000, on or before one (1) year from the date of production.

To January 31, 2012, the Company has incurred the following costs related to its resource property:

	January 31,	January 31,
	2012	2011
Acquisition cost	$50,000	$25,000
Exploration costs, beginning of year	$-	$-
Exploration	73,648	-
Exploration costs, end of year	$73,648	$-

4. RELATED PARTY TRANSACTIONS

As of January 31, 2009 the Company owed $74,529 to related parties. During the year ended January 31, 2011, the Company received $3,414 in additional cash loans from related parties, leaving a balance owed of $77,943 at January 31, 2011. During the year ended January 31, 2012, the Company received $19,335 in additional cash loans from related parties, and had $9,030 in expenses paid on its behalf by related parties. The amount owing is unsecured, bears no interest, and due on demand. All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
(Stated in US Dollars)

5. COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock. At January 31, 2012 and 2011, the Company had 15,600,000 and 3,500,000 shares issued and outstanding respectively. At January 31, 2012 and 2011 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 12,000,000 shares of common stock at a price of $0.00833 per share. On January 12, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On July 14, 2011, the Company issued 100,000 shares of capital stock for cash at $1.00 per share, for an aggregate value of $100,000.

At January 31, 2012, the Company had received $70,000 in advance for the issuance of 140,000 shares of common stock at a price $0.50 per share. On January 23, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
Net loss before income taxes	$(160,638)	$(31,001)
Statutory tax rate	34%	34%
Income tax recovery	(54,620)	(10,540)
Valuation allowance	54,620	10,540
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The Company has not filed income tax returns since inception. Tax authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, activities, debt and equity positions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material. Management’s assessment is subject to uncertainty.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2012 and 2011. At January 31, 2012, the Company has net operating loss carryforwards, which expire commencing in 2032 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

INTERVIA INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011
(Stated in US Dollars)

6. INCOME TAXES (Continued)

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2012, but believes that the provisions will not limit the availability of losses to offset future income.

7. SUBSEQUENT EVENTS

On February 10, 2012, the Company issued 140,000 shares of common stock at a price of $0.50 per share for $70,000 received in January 2012 as part of a private placement.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 21, 2012 Patrick Laferriere resigned as treasurer of our company. Mr. Laferrier remains as president, secretary, chief financial officer and director of our company. Mr. Laferrier’s resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Laferriere’s resignation, on March 2, 2012, we appointed Jay W.A. Mancini as treasurer of our company.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Patrick Laferriere	President, Secretary, Chief Financial Officer, and Director	35	August 26, 2010
Jay W.A. Mancini	Treasurer	32	March 21, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Patrick Laferriere – President, Secretary, Chief Financial Officer and Director

Mr. Laferriere has over 12 years experience in project management and development. Since 2005 Mr. Laferriere has served as General Manager for Quesnel Inc, an Ontario based distributor. There Mr. Laferriere oversaw and controlled the daily operations. In 1997 Mr. Laferriere started his business career as director of sales for R.B Distributors, a Northern Ontario specialized food distributor. Mr. Laferriere was appointed vice president in 2000 where he was instrumental in doubling sales. Mr. Laferriere’s vision, integrity and leadership have led him to participate in start up companies who relied on him to oversee their entire business and to control the bottom line. We appointed Patrick Laferriere as president, secretary, treasurer, chief financial officer and director of our company on August 26, 2010.

Jay W.A. Mancini – Treasurer

Mr. Mancini acts as Controller and General Manager of Mid City Motorsports, a privately held company and was Controller of Talos Steel Ltd., a wholly owned subsidiary of Anmar Mechanical & Electrical Contractors Ltd., from May 2006 to December 2009. Mr. Mancini earned a Bachelor of Commerce Degree, Honours, from Laurentian University in Ontario, Canada in 2003 and is a student member of the Ontario Institute of Chartered Accountants. We appointed Jay W.A. Mancini as treasurer of our company on March 21, 2012.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (GARY: Please confirm)

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Intervia Inc., 3702 South Virginia Street, Suite G12-401, Reno, NV 89502.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Laferriere(1) President, Secretary, Chief Financial Officer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Glenn Morimoto(2) Former President, Secretary, Treasurer, Chief Financial Officer and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Laferriere was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on August 26, 2010 and resigned as Treasurer on March 21, 2012.

(2)	Mr. Morimoto was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on March 5, 2007 and resigned all positions on August 26, 2010.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2012.

Option Exercises

During our fiscal year ended January 31, 2012 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Patrick Laferriere (2) 823 Ontario ST. Sudbury, Ontario, Canada P3L 4L1	Common	Nil	0.0%
Directors and Officers as a group	Common	Nil	0.0%
Chan Lit Sang 601, 6th Floor, Wah Yuen Bld., Queens Road Central Hong Kong	Common	1,200,000	7.69
Wong Ching Man Vienna Blk 23/7 Hoi Tsing Crt, Alberdeen Center Hong Kong	Common	1,200,000	7.69
Chan Lit Chow 1/F, Rear Portion, 63 Nan Wan Sun Tsuen Peng Chan Hong Kong	Common	1,200,000	7.69
Arcoron Limited (3) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.69
Tranwicks Limited (4) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.69
Aurico Limited (5) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	8.33
Ng Hei 36 Floor 169 Electric Road North Port, Hong Kong	Common	1,200,000	7.69
Gannvalley International Limited/ Brownrigg International Limited (6) 1st Floor, #5 Dekk House De Lippora St, PO Box 456 Providence, Mahe, Seychelles	Common	2,400,000(7)	15.38(7)
Starova Limited (8) 1904-6, 19/F Dominion Centre 43-59 Queens Road East Wanchai, Hong Kong	Common	1,200,000	7.69
Kai Kang Shandong, China	Common	1,000,000	6.41
Zeyan Yao Shandong, China	Common	1,000,000	6.41
Owners of 5% or more	Common	14,000,000	90.38

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 18, 2012. As of May 18, 2012, there were 15,740,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2012 and for the fiscal year ended January 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2012 $	January 31, 2011 $
Audit Fees	4,000	8,500
Audit Related Fees	Nil	4,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	4,000	13,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

Exhibit	Description
Number
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

INTERVIA INC.
(Registrant)

Dated: May 23, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 23, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)