Form 10-Q
period 2012-04-30
Intervia Inc.
filed 2012-06-14
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
[X] YES     [   ] NO

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

15,740,000 common shares issued and outstanding as of June 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTERVIA INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

April 30, 2012
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4

INTERVIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2012	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$37,025	$66,341
Prepaid expenses	1,352	1,352
TOTAL CURRENT ASSETS	38,377	67,693

RESOURCE PROPERTY	50,000	50,000

TOTAL ASSETS	$88,377	$117,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,678	$35,224
Due to related parties	106,468	106,308

TOTAL LIABILITIES	115,146	141,532

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 75,000,000 common shares, $0.001 par value, Issued and outstanding 15,740,000 common shares (January 31, 2012 – 15,600,000)	15,740	15,600
Stock subscriptions payable	-	70,000
Additional paid-in capital	328,720	258,860
Deficit accumulated during the development stage	(371,229)	(368,299)

TOTAL STOCKHOLDERS’ DEFICIT	(26,769)	(23,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,377	$117,693

The accompanying notes are an integral part of these condensed financial statements

INTERVIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three	Three	February 2,
	months	months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012

Operating expenses
Donated services	$-	$-	$4,500
Exploration expenses	-	12,834	73,648
Professional fees	2,269	10,702	267,933
General and administrative	661	5,071	25,148

Net loss	$(2,930)	$(28,607)	$(371,229)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	15,724,444	11,185,393

The accompanying notes are an integral part of these condensed financial statements

INTERVIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
	Three months	Three months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012

Operating Activities
Net loss	$(2,930)	$(28,607)	$(371,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	160	-	9,190
Changes in working capital:
Prepaid expenses	-	-	(1,352)
Accounts payable and accrued liabilities	(26,546)	(3,383)	8,678

Net cash used in operating activities	(29,316)	(31,990)	(350,213)

Investing Activities
Acquisition of resource property	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from related party payable	-	-	97,278
Proceeds from the issuance of capital stock	-	-	170,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	-	-	437,238

Net Increase (Decrease) in Cash	(29,316)	(31,990)	37,025

Cash at Beginning of Period	66,341	33,908	-

Cash at End of Period	$37,025	$1,1918	$37,025

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$70,000	$99,960	$169,960

The accompanying notes are an integral part of these condensed financial statements

INTERVIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2012
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $371,229 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2.    BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Management has evaluated events occurring between the end of the fiscal quarter, April 30, 2012, to the date when the financial statements were issued.

INTERVIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2012
(Stated in US Dollars)
(Unaudited)

3.    SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2012 audited financial statements. The results of operations for the period ended April 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

4.    RELATED PARTY TRANSACTIONS

As of January 31, 2011, the Company owed $77,943 to related parties. During the year ended January 31, 2012, the Company received $19,335 in additional cash loans from related parties, and had $9,030 in expenses paid on its behalf by related parties. During the period ended April 30, 2012, the Company had $160 in expenses paid on its behalf by related parities. The amount owing is unsecured, bears no interest, and due on demand. All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

5.    COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock. At April 30, 2012 and January 31, 2012, the Company had 15,740,000 and 15,600,000 shares issued and outstanding respectively. At April 30, 2012 and January 31, 2012 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 12,000,000 shares of common stock at a price of $0.00833 per share. On March 4, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On July 14, 2011, the Company issued 100,000 shares of capital stock for cash at $1.00 per share, for an aggregate value of $100,000.

At January 31, 2012, the Company had received $70,000 in advance for the issuance of 140,000 shares of common stock at a price $0.50 per share. On February 10, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable.

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

On July 15, 2010, we entered into an option agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the fall of 2012. We currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

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

As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the fall of 2012. Currently, however, we currently maintain nominal operations and are seeking additional sources of financing or collaborators to further the development of our business plan.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2013.

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

Anticipated Cash Requirements

Based on our net loss of $2,930 incurred during the three month period ended April 30, 2012, our monthly burn rate is approximately $2,930. Approximately $Nil or 0% of our expenses during that period are attributable to expenses incurred to advance our exploration program and in satisfaction of the annual work assessment requirements for the Proteus Property. We intend to conduct exploration activities on our newly optioned property beginning in the summer of 2012. We estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2012 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning July 1, 2012:

Operating Expenses
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

At present, our cash requirements for the next 12 months (beginning May 1, 2012) outweigh the funds available to maintain our operations or to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $37,025 in cash as of April 30, 2012, and a working capital deficit of $76,769. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. To that end, we estimate that the cost of maintaining nominal corporate operations will be approximately $9,772 per month or $117,264 over 12 months.

Results of Operations

Three months ended April 30, 2012 compared to three months ended April 30, 2011.

		Three months		Three months
		ended		ended
		April 30,		April 30,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$2,930		$28,607
Net Income (Loss)		$(2,930)		$(28,607)

Expenses

Our operating expenses for the three month periods ended April 30, 2012 and April 30, 2011 are outlined in the table below:

		Three months	Three months
		ended	ended
		April 30,	April 30,
		2012	2011
Exploration	$	Nil	$12,834
Professional fees		$2,269	$10,702
General and administrative		$661	$5,071

Operating expenses for the three months ended April 30, 2012 decreased by 89.76% as compared to the comparative period in April 30, 2011 primarily as a result of decreased exploration expenses, professional fees and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	January 31,	Increase/
	2012	2012	(Decrease)
Current Assets	$38,377	$67,693	(43.30)%
Current Liabilities	$115,146	$141,532	(18.64)%
Working Capital (deficiency)	$(76,769)	$(78,839)	(2.62)%

Cash Flows

		Three Months		Three Months
		Ended		Ended
		April 30,		April 30,
		2012		2011
Net cash (used in) operating activities		$(29,316)		$(31,990)
Net cash provided by financing activities	$	Nil	$	Nil
Net cash (used in) investing activities	$	Nil	$	Nil
Increase (decrease) In Cash		$(29,316)		$(31,990)

Our net cash used by operating activities for the three months ended April 30, 2012 was $29,316 compared with $31,990 for the three months ended April 30, 2011. Our management believes that we will need additional funding in order to meet our operating expenses.

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

The accompanying financial statements have been prepared by our company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our company's January 31, 2012 audited financial statements. The results of operations for the period ended April 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

We had cash in the amount of $37,025 as of April 30, 2012. We anticipate that we will require additional financing in order to perform our anticipated exploration program. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular in order to perform our anticipated exploration program. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to April 30, 2012 was $371,229. We had cash of $37,025 as of April 30, 2012. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $9,772 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2012. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

At January 31, 2012, we received $70,000 in advance for the issuance of 140,000 shares of common stock at a price $0.50 per share. On February 10, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable. We have issued all of these shares to one non-US person pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

INTERVIA INC.
(Registrant)

Dated: June 14, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)