Form 10-K/A
period 2012-01-31
BLUE SKY PETROLEUM INC.
filed 2012-08-30
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: We are filing this Amendment No. 1 on Form 10-K/A to make certain corrections to our independent accountant’s report for the year then ended and from inception on February 2, 2005 through January 31, 2012 as originally filed in an Annual Report on Form 10-K with the Securities and Exchange Commission on May 23, 2012 (the “Original Form 10-K”)

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to amend the disclosure in our independent accountant’s report.

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

FINANCIAL STATEMENTS

January 31, 2012 and 2011

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Intervia, Inc.
( An Exploration Stage Company)

We have audited the accompanying balance sheet of Intervia, Inc. as January 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended and from inception on February 2, 2005 through January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Intervia, Inc. as of January 31, 2011, were audited by other auditors whose report dated May 2, 2011, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2012, and the results of their operations and their cash flows for the year then ended and from inception on June 2, 2005 through January 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

INTERVIA INC.
(Registrant)

Dated: August 30, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 30, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)