Form 10-K/A
period 2012-01-31
BLUE SKY PETROLEUM INC.
filed 2012-09-07
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: We are filing this Amendment No. 2 on Form 10-K/A to make further corrections to our independent accountant’s report for the year then ended and from inception on February 2, 2005 through January 31, 2012 as originally filed in an Annual Report on Form 10-K with the Securities and Exchange Commission on May 23, 2012 (the “Original Form 10-K”) and an amended Annual Report on Form 10-K/A filed on August 30, 2012.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intervia, Inc. as of January 31, 2012, and the results of their operations and their cash flows for the year then ended and from inception on February 2, 2005 through January 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

INTERVIA INC.
(Registrant)

Dated: September 7, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 7, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)