Form 10-Q
period 2012-07-31
BLUE SKY PETROLEUM INC.
filed 2012-09-18
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _____________

Commission File Number 000-52010

BLUE SKY PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, Suite G12-401, Reno, Nevada	89502
(Address of principal executive offices)	(Zip Code)

(202) 470-4608
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
47,220,000 common shares issued and outstanding as of September 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2012
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1
Condensed Statements of Operations	F–2
Condensed Statements of Cash Flows	F–3
Notes to Condensed Financial Statements	F–4

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$22,138	$66,341
Prepaid expenses	1,352	1,352
TOTAL CURRENT ASSETS	23,490	67,693

RESOURCE PROPERTY	50,000	50,000

TOTAL ASSETS	$73,490	$117,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,896	$35,224
Due to related parties	106,468	106,308

TOTAL LIABILITIES	118,364	141,532

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value,
Issued and outstanding 47,220,000 common shares (January 31, 2012 – 46,800,000)	47,220	46,800
Stock subscriptions payable	-	70,000
Additional paid-in capital	297,240	227,660
Deficit accumulated during the development stage	(389,334)	(368,299)

TOTAL STOCKHOLDERS’ DEFICIT	(44,874)	(23,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,490	$117,693

The accompanying notes are an integral part of these condensed financial statements.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three	Three	Six	Six	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011	2012

Operating expenses
Donated services	$-	$-	$-	$-	$4,500
Exploration expenses	-	-	-	12,834	73,648
Professional fees	12,711	18,252	14,980	28,954	280,644
General and administrative	5,394	1,897	6,055	6,968	30,542

Net loss	$(18,105)	$(20,149)	$(21,035)	$(48,756)	$(389,334)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	47,602,667	46,500,000	47,196,923	40,135,359

The accompanying notes are an integral part of these condensed financial statements.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six	Six	February 2,
	months	months	2005
	ended	ended	(Inception)
	July 31,	July 31,	to July 31,
	2012	2011	2012

Operating Activities
Net loss	$(21,035)	$(48,756)	$(389,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	160	-	9,190
Changes in working capital:
Prepaid expenses	-	(62,546)	(1,352)
Accounts payable and accrued liabilities	(23,328)	5,890	11,896

Net cash used in operating activities	(44,203)	(105,412)	(365,100)

Investing Activities
Acquisition of resource property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Financing Activities
Proceeds from related party payable	-	-	97,278
Proceeds from the issuance of capital stock	-	-	170,000
Proceeds from stock subscriptions payable		100,000	169,960

Net cash provided by financing activities	-	100,000	437,238

Net Increase (Decrease) in Cash	(44,203)	(30,412)	22,138

Cash at Beginning of Period	66,341	33,908	-

Cash at End of Period	$22,138	$3,496	$22,138

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$70,000	$99,960	$169,960

The accompanying notes are an integral part of these condensed financial statements.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2012
(Stated in US Dollars)
(Unaudited)

1. NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company was previously in the business of developing fuel cell products in China. During fiscal 2008, the Company suspended the development of their fuel cell products due to the inability to raise sufficient additional financing. Management is currently focusing on identifying, evaluating and negotiating new business opportunities. Effective July 31, 2012, the Company through a merger with a wholly-owned subsidiary changed its name from Intervia Inc. to Blue Sky Petroleum Inc. (the “Company”).

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $389,334 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Management has evaluated events occurring between the end of the six months ended July 31, 2012, to the date when the financial statements were issued.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2012
(Stated in US Dollars)
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2012 audited financial statements. The results of operations for the period ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

4. RELATED PARTY TRANSACTIONS

As of January 31, 2011, the Company owed $77,943 to related parties. During the year ended January 31, 2012, the Company received $19,335 in additional cash loans from related parties, and had $9,030 in expenses paid on its behalf by related parties, leaving a balance due of $106,308 as of January 31, 2012.

During the period ended July 31, 2012, the Company had $160 in expenses paid on its behalf by related parties, leaving a balance due of $106,468 as of July 31, 2012. The amount owing is unsecured, bears no interest, and due on demand. All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of our authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 (pre stock-split – 75,000,000) shares of its $0.001 (pre stock-split –$0.001) par value common stock. At July 31, 2012 and January 31, 2012, the Company had 47,220,000 (pre stock-split – 15,740,000) and 46,800,000 (pre stock-split – 15,600,000) shares issued and outstanding respectively.

At July 31, 2012 and January 31, 2012 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 36,000,000 (pre stock-split –12,000,000) shares of common stock at a price of $.00278 (pre stock-split – $0.00833) per share. On March 4, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On July 14, 2011, the Company issued 300,000 (pre stock-split – 100,000) shares of capital stock for cash at $0.3333 (pre stock-split – $1.00) per share, for an aggregate value of $100,000.

At January 31, 2012, the Company had received $70,000 in advance for the issuance of 420,000 (post stock-split –140,000) shares of common stock at a price of $0.1667 (pre stock-split – $0.50) per share. On February 10, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2012
(Stated in US Dollars)
(Unaudited)

6. SUBSEQUENT EVENT

Proteus Property

On July 15, 2010, the Company entered into an Option Agreement, wherein acquired an exclusive options to purchase of a 100% interest in the Proteus Property which is located near Cobalt, Ontario, Canada. The Company was unsuccessful in raising additional capital for this exploration project and therefore do not have sufficient funds to make the required option payments. Consequently, effective August 13, 2012, the Company entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation (“Timber Wolf”) and Gino Chitaroni, wherein the Company have assigned all of its rights, title and interest in and to the option agreement for the Property to Timber Wolf, with no further obligations to the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Blue Sky Petroleum Inc., unless otherwise indicated. We have no subsidiaries.

Corporate Overview

The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. Our telephone number is (202) 470-4608.

Effective August 7, 2012 we changed the name of our company to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also effective August 7, 2012, we effected a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001.

A new trading symbol for our company will be issued by FINRA. We will announce the new symbol provided by FINRA by filing a Current Report on Form 8-K. Our new CUSIP number is 09605G 104.

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

On July 15, 2010, we entered into an option agreement with Mr. Gino Chitaroni to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. The Proteus Property consists of three mineral claims comprised of nine units. In order to acquire the property pursuant to the agreement, we were obligated to make the following cash payments and incur the following amounts on exploration and development:

  CDN$25,000 payable upon the execution of the Option Agreement (which amount has been paid);
  CDN$25,000 payable on or before July 15,2011 (which amount has been paid); and
  CDN$25,000 payable on or before July 15, 2012.
  First Phase work program of at least CDN$75,000 to be completed by July 15,2011 (completed);
  Second Phase work program of at least CDN$100,000 to be completed by July 15,2012; and
  Third Phase work program of at least CDN$150,000 to be completed by July 15, 2013.

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

On July 16, 2012, we entered into an amending agreement with Mr. Gino Chitaroni in order to extend certain option payment and work obligation deadlines related to our company’s option to acquire the Proteus Property located near Cobalt, Ontario, Canada. The property is comprised of three mineral claims comprising nine units covering approximately 360 acres located in the Larder Lake Mining Division in Ontario, Canada. As a result of the amending agreement, the deadlines for payment of the third installment of $25,000 and the completion of the Second Phase work program of at least $100,000 were deferred by one month until August 15, 2012.

Effective August 13, 2012, we entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation and Gino Chitaroni, wherein we have assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2013.

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

Anticipated Cash Requirements

Based on our net loss of $21,035 incurred during the six month period ended July 31, 2012, our monthly burn rate is approximately $3,500. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2012 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning August 1, 2012:

Operating Expenses
Professional Fees	$60,000
Transfer and Filing Fees	$10,000
Contingency	$30,000

Total	$100,000

At present, our cash requirements for the next 12 months (beginning August 1, 2012) outweigh the funds available to maintain our operations. Of the $100,000 that we require for the next 12 months, we had $22,138 in cash as of July 31, 2012, and a working capital deficit of $94,874. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended July 31, 2012 compared to three months ended July 31, 2011.

		Three months		Three months
		ended		ended
		July 31,		July 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$18,105		$20,149
Net Income (Loss)		$(18,105)		$(20,149)

Expenses

Our operating expenses for the three month periods ended July 31, 2012 and July 31, 2011 are outlined in the table below:

		Three months		Three months
		ended		ended
		July 31,		July 31,
		2012		2011
Exploration	$	Nil	$	Nil
Professional fees		$12,711		$18,252
General and administrative		$5,394		$1,897

Operating expenses for the three months ended July 31, 2012 decreased by 10.14% as compared to the comparative period in July 31, 2011 primarily as a result of a decrease in professional fees.

Six months ended July 31, 2012 compared to six months ended July 31, 2011.

		Six months		Six months
		ended		ended
		July 31, 2012		July 31, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$21,035		$48,756
Net Income (Loss)		$(21,035)		$(48,756)

Expenses

Our operating expenses for the six month periods ended July 31, 2012 and July 31, 2011 are outlined in the table below:

		Six months		Six months
		ended		ended
		July 31, 2012		July 31, 2011
Donated service	$	Nil	$	Nil
Exploration	$	Nil		$12,834
Professional fees		$14,980		$28,954
General and administrative		$6,055		$6,968

Operating expenses for the six months ended July 31, 2012 decreased by 56.86% as compared to the comparative period in July 31, 2011 primarily as a result of a decrease in professional fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	July 31,	January 31,	Increase/
	2012	2012	(Decrease)
Current Assets	$23,490	$67,693	(65.30)%
Current Liabilities	$118,364	$141,532	(16.37)%
Working Capital (deficiency)	$(94,874)	$(78,839)	16.90%

Cash Flows

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
		2012	2011
Net cash (used in) operating activities		$(44,203)	$(105,412)
Net cash provided by financing activities	$	Nil	$100,000
Net cash (used in) investing activities	$	Nil	$(25,000)
Net increase (decrease) in cash		$(44,203)	$(30,412)

Our net cash used by operating activities for the six months ended July 31, 2012 was $44,203 compared with $105,412 for the six months ended July 31, 2011. Our management believes that we will need additional funding in order to meet our operating expenses.

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

The accompanying financial statements have been prepared by our company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our company's January 31, 2012 audited financial statements. The results of operations for the period ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Item 1A. Risk Factors

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

We had cash in the amount of $22,138 as of July 31, 2012. We anticipate that we will require additional financing in order to perform our anticipated exploration program. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular in order to perform our anticipated exploration program. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from February 2, 2005 (date of inception) to July 31, 2012 was $389,334. We had cash of $22,138 as of July 31, 2012. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,500 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended January 31, 2012. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)
10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement between our company and Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: September 18, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)