Form 10-Q
period 2012-10-31
BLUE SKY PETROLEUM INC.
filed 2012-12-17
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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
47,220,000 common shares issued and outstanding as of December 11, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2012
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1
Condensed Statements of Operations	F–2
Condensed Statements of Cash Flows	F–3
Notes to Condensed Financial Statements	F–4

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	October 31,	January 31,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$66,341
Prepaid expenses	-	1,352
TOTAL CURRENT ASSETS	-	67,693

RESOURCE PROPERTY	-	50,000

TOTAL ASSETS	$-	$117,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,805	$35,224
Due to related parties	106,468	106,308

TOTAL LIABILITIES	134,273	141,532

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value,
Issued and outstanding 47,220,000 common shares (January 31, 2012 – 46,800,000)	47,220	46,800
Stock subscriptions payable	-	70,000
Additional paid-in capital	297,240	227,660
Deficit accumulated during the development stage	(478,733)	(368,299)

TOTAL STOCKHOLDERS’ DEFICIT	(134,273)	(23,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$117,693

The accompanying notes are an integral part of these condensed financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three	Three	Nine	Nine	February 2,
	months	months	months	months	2005
	ended	ended	ended	ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011	2012

Operating expenses
Donated services	$-	$-	$-	$-	$4,500
Exploration expenses	1,352	60,814	1,352	73,648	75,000
Loss on sale of resource property	50,000	-	50,000	-	50,000
Professional fees	17,237	17,593	32,217	46,547	297,881
General and administrative	20,810	2,902	26,865	9,870	51,352

Net loss	$(89,399)	$(81,309)	$(110,434)	$(130,065)	$(478,733)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	47,220,000	46,800,000	47,204,727	42,693,066

The accompanying notes are an integral part of these condensed financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine	Nine	February 2,
	months	months	2005
	ended	ended	(Inception) to
	October 31,	October 31,	October 31,
	2012	2011	2012

Operating Activities
Net loss	$(110,434)	$(130,065)	$(478,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	160	-	9,190
Loss on sale of resource property	50,000	-	50,000
Changes in working capital:
Prepaid expenses	1,352	(1,352)	-
Accounts payable and accrued liabilities	(7,419)	13,479	27,805

Net cash used in operating activities	(66,341)	(117,938)	(387,238)

Investing Activities
Acquisition of resource property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Financing Activities
Proceeds from related party payable	-	9,030	97,278
Proceeds from the issuance of capital stock	-	100,000	170,000
Proceeds from stock subscriptions payable		-	169,960

Net cash provided by financing activities	-	109,030	437,238

Net Decrease in Cash	(66,341)	(33,908)	-

Cash at Beginning of Period	66,341	33,908	-

Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$70,000	$99,960	$169,960

The accompanying notes are an integral part of these condensed financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2012
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

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $478,733 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time which raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is also aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company will incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

2. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Management has evaluated events occurring between the end of the nine months ended October 31, 2012, to the date when the financial statements were issued.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Stated in US Dollars)
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2012 audited financial statements. The results of operations for the period ended October 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

5. RELATED PARTY TRANSACTIONS

As of January 31, 2011, the Company owed $77,943 to related parties. During the year ended January 31, 2012, the Company received $19,335 in additional cash loans from related parties, and had $9,030 in expenses paid on its behalf by related parties, leaving a balance due of $106,308 as of January 31, 2012.

During the period ended October 31, 2012, the Company had $160 in expenses paid on its behalf by related parities, leaving a balance due of $106,468 as of October 31, 2012. The amount owing is unsecured, bears no interest, and due on demand. All related party transactions are measured at the exchange amount which is the amount of consideration agreed to by the related parties.

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 (pre stock-split – 75,000,000) shares of its $0.001 (pre stock-split –$0.001) par value common stock. At October 31, 2012 and January 31, 2012, the Company had 47,220,000 (pre stock-split – 15,740,000) and 46,800,000 (pre stock-split – 15,600,000) shares issued and outstanding respectively.

At October 31, 2012 and January 31, 2012 the Company had no issued or outstanding stock options or warrants.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Stated in US Dollars)
(Unaudited)

6. COMMON STOCK (CONTINUED)

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

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

Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 19, 2012.

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

On July 15, 2010, we entered into an option agreement to purchase a 100% interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the option agreement for the Proteus Property, we became a mineral exploration company and presently endeavor to plan and implement an exploration program for the Proteus Property commencing in the fall of 2012. However we were not able to raise sufficient capital to make our option payments or undertake exploration. Effective August 13, 2012, we entered into an assignment agreement between Timber Wolf Gold Inc., a Nevada corporation and Gino Chitaroni, wherein we have assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2013.

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

Anticipated Cash Requirements

Based on our net loss of $110,434 incurred during the nine month period ended October 31, 2012, our monthly burn rate is approximately $12,270. We estimate our operating expenses and working capital requirements for the twelve month period beginning November 1, 2012 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning November 1, 2012:

Operating Expenses
Professional Fees	$60,000
Transfer and Filing Fees	$10,000
Contingency	$30,000

Total	$100,000

At present, our cash requirements for the next 12 months (beginning November 1, 2012) outweigh the funds available to maintain our operations. Of the $100,000 that we require for the next 12 months, we had $Nil in cash as of October 31, 2012, and a working capital deficit of $134,273. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended October 31, 2012 compared to three months ended October 31, 2011.

		Three		Three
		months		months
		ended		ended
		October 31,		October 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$89,399		$81,309
Net Income (Loss)		$(89,399)		$(81,309)

Expenses

Our operating expenses for the three month periods ended October 31, 2012 and October 31, 2011 are outlined in the table below:

	Three		Three
	months		months
	ended		ended
	October 31,		October 31,
	2012		2011
Exploration	$1,352		$60,814
Loss on sale of resource property	$50,000	$	Nil
Professional fees	$17,237		$17,593
General and administrative	$20,810		$2,902

Operating expenses for the three months ended October 31, 2012 increased by 9.95% as compared to the comparative period in October 31, 2011 primarily as a result of the loss on the sale of our resource property and increased general and administrative expenses.

Nine months ended October 31, 2012 compared to nine months ended October 31, 2011.

		Nine months		Nine months
		ended		ended
		October 31,		October 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$110,434		$130,065
Net Income (Loss)		$(110,434)		$(130,065)

Expenses

Our operating expenses for the nine month periods ended October 31, 2012 and October 31, 2011 are outlined in the table below:

	Nine months		Nine months
	ended		ended
	October 31,		October 31,
	2012		2011
Exploration	$1,352		$73,648
Loss on sale of resource property	$50,000	$	Nil
Professional fees	$32,217		$46,547
Transfer agent and filing fees	$26,865		$9,870

Operating expenses for the nine months ended October 31, 2012 decreased by 15.09% as compared to the comparative period in October 31, 2011 primarily as a result of decreased exploration expenses and professional fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

		As at	As at	Percentage
		October 31,	January 31,	Increase/
		2012	2012	(Decrease)
Current Assets	$	Nil	$67,693	(100)%
Current Liabilities		$134,273	$141,532	(5.13)%
Working Capital (deficiency)		$(134,273)	$(73,839)	81.85%

Cash Flows

		Nine Months	Nine Months
		Ended	Ended
		October 31,	October 31,
		2012	2011
Net cash (used in) operating activities		$(66,341)	$(117,938)
Net cash provided by financing activities	$	Nil	$109,030
Net cash (used in) investing activities	$	(Nil)	$(25,000)
Net increase (decrease) in cash		$(66,341)	$(33,908)

Our net cash used by operating activities for the nine months ended October 31, 2012 was $66,341 compared with $117,938 for the nine months ended October 31, 2011. Our management believes that we will need additional funding in order to meet our operating expenses.

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

The accompanying interim financial statements have been prepared by our company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in our company's January 31, 2012 audited financial statements. The results of operations for the period ended October 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)
10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: December 17, 2012	/s/ Patrick Laferriere
Patrick Laferriere
President, Secretary, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)