Form 10-K
period 2013-01-31
BLUE SKY PETROLEUM INC.
filed 2013-05-14
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Registrant’s telephone number, including area code: (202) 470-4608

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

102,220,000 common shares as of May 8, 2013.

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

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Blue Sky” mean Blue Sky Blue Petroleum Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. Our telephone number is (202) 470-4608.

Effective August 7, 2012 we changed the name of our company to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also effective August 7, 2012, we effected a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 and our issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001.

Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 19, 2012. Our CUSIP number is 09605G 104.

Corporate History

We were incorporated in the State of Nevada on February 2, 2005. Our original business plan was to develop fuel cell technology and produce fuel cells in China for indoor forklifts, scooters, and underwater equipment (e.g. shallow underwater sightseeing submarines) that require a small size, longevity of use and silent operation. During fiscal 2008 we suspended the development of our products and business plan until we were able to raise sufficient additional financing.

Since the suspension of our original business plan, our management had been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder’s investment in our common shares.

On July 15, 2010, we entered into an option agreement to purchase a 100% undivided right, title interest in the Proteus Property located near Cobalt, Ontario, an area known historically for the mining of silver ore. As a result of the option agreement for the Proteus Property, we became a mineral exploration company and had planned to implement an exploration program for the Proteus Property commencing in the summer of 2012.

We have been unsuccessful in raising additional capital for this exploration project and therefore do not have sufficient funds to make the required option payments. Effective August 13, 2012, we entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation and Gino Chitaroni, wherein we have assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

Our Current Business

During our last two fiscal years, we were a company with no operations.

On July 15, 2010, we entered into an option agreement to purchase a 100% undivided right, title and interest in the Proteus property located near Cobalt, Ontario, an area known historically for the mining of silver ore. The Proteus Property consists of three mineral claims comprised of nine units covering approximately 360 acres located in the Larder Lake Mining Division in Ontario, Canada. In order to acquire the Proteus Property pursuant to the agreement, were to make the cash payments and incur amounts on exploration and development.

We have been unsuccessful in raising additional capital for this exploration project and therefore do not have sufficient funds to make the required option payments. Consequently, effective August 13, 2012, we entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation and Gino Chitaroni, wherein we have assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

We continue to look for properties and opportunities. However, at this time we have not yet been successful in finding a transaction that warranted pursuing.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2014.

Competition

Currently our company has no mineral properties. We have been, and may become again, a development stage mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance exploration and to achieve the financing necessary for us to develop mineral properties that we acquire.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed on the OTC Bulletin Board on August 21, 2006 under the trading symbol “ITVA”. Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY”. On June 19, 2009 our symbol was removed from the OTC Bulletin Board for failure to file. During the period August 21, 2006 to June 19, 2009, there were no trades of our common stock. As of January 31, 2013 there have been no trades of our common stock.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On May 8, 2013, the shareholder’s list showed 45 registered shareholders and 102,220,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2013.

On December 27, 2012, we approved the issuance of 55,000,000 shares of our common stock at a price of US$0.002 per share, to Michael Johnson, pursuant to the closing of a private placement, for aggregate gross proceeds of USD$110,000. The funds used for this share purchase were Mr. Johnson’s personal funds. Mr. Johnson’s 55,000,000 shares of our company amount to approximately 53.8% of our company’s current issued and outstanding shares of common stock. Due to administrative delays with our transfer agent, these shares have not yet been issued. The shares will be issued to one US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2013 and January 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2013
Management salaries	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $110,000 that we require for the next 12 months, we had $39,309 in cash as of January 31, 2013, and a working capital deficit of $64,874. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2014.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2014.

Results of Operations for the Years Ended January 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2013 and 2012.

Our operating results for the years ended January 31, 2013 and 2012 are summarized as follows:

		Year Ended
		January 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$151,035		$160,638
Net Loss		$(151,035)		$(160,638)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2013 and January 31, 2012 are outlined in the table below:

	Year Ended
	January 31,
	2013		2012
Exploration expenses	$1,352		$73,648
Loss on sale of resource property	$50,000	$	Nil
Management salaries	$10,000	$	Nil
Professional fees	$59,700		$71,160
General and administrative	$20,983		$15,830

The increase in operating expenses for the year ended January 31, 2013, compared to the same period in fiscal 2012, was mainly due to loss on sale of the resource property, increases in management salaries and general and administrative expenses.

Liquidity and Financial Condition

Working Capital
	At January 31,	At January 31,	Percentage
	2013	2012	Increase(Decrease)

Current Assets	$39,309	$67,693	(41.93)%
Current Liabilities	$104,183	$141,532	(26.39)%
Working Capital	$(64,874)	$(73,839)	(12.14)%

Cash Flows
		At January 31,	At January 31,	Percentage
		2013	2012	Increase/Decrease

Net cash used in operations		$(117,032)	$(131,902)	$(11.27)%
Net cash provided by financing activities		$90,000	$189,335	$(52.47)%
Net cash used in investing activities	$	Nil	$(25,000)	$(100)%
Increase In Cash During The Period		$(27,032)	$32,433	$(183.35)%

We had cash in the amount of $39,309 as of January 31, 2013 as compared to $66,341 as of January 31, 2012. We had a working capital deficit of $64,874 as of January 31, 2013 compared to working capital deficit of $73,839 as of January 31, 2012. The increase in net cash used for the year ended January 31, 2013, compared to the same period in fiscal 2012, was mainly due to repayment on notes payable in fiscal 2013.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors

Off-Balance Sheet Arrangements

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2013, our company has written off its mineral property due to assignment of its interest in the mineral property to a third party.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, mineral properties, accounts payable, accrued liabilities, and amounts due to related parties. We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Reclassification

Our company has made certain reclassifications in the balance sheet and stockholders’ deficit from the prior year to make the financial statements consistent with the current year balances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

January 31, 2013 and 2012
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blue Sky Petroleum, Inc.
(formerly Intervia Inc.)
An Exploration Stage Company

We have audited the accompanying balance sheets of Blue Sky Petroleum, Inc. (the “Company”) as of January 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from inception on February 2, 2005 through January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sky Petroleum, Inc. as of January 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from inception on February 2, 2005 through January 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $519,334 for the period from inception through January 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
May 8, 2013

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$39,309	$66,341
Prepaid expenses	-	1,352

TOTAL CURRENT ASSETS	39,309	67,693

RESOURCE PROPERTY	-	50,000

TOTAL ASSETS	$39,309	$117,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,715	$35,224
Notes payable	86,468	106,308

TOTAL LIABILITIES	104,183	141,532

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
225,000,000 common shares, $0.001 par value,
Issued and outstanding
102,220,000 common shares (2012 – 46,800,000)	102,220	15,600
Stock subscriptions payable	-	70,000
Additional paid-in capital	352,240	258,860
Deficit accumulated during the exploration stage	(519,334)	(368,299)

TOTAL STOCKHOLDERS’ DEFICIT	(64,874)	(23,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,309	$117,693

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

					February 2,
		Year	Year		2005
		ended	ended		(Inception) to
		January 31,	January 31,		January 31,
		2013	2012		2013

Operating expenses
Donated services	$	- $	- $		4,500
Exploration expenses		1,352	73,648		75,000
Loss on sale of resource property		50,000	-		50,000
Management salaries		10,000	-		10,000
Professional fees		59,700	71,160		325,364
General and administrative		29,983	15,830		54,470

Net loss		$(151,035)	$(160,638	) $	(519,334)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted		52,619,508	48,638,631

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exporation
	Shares	Amount	Capital	Payable	Stage	Total

Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash	10,500,000	10,500	59,500	-	-	70,000
Net loss	-	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	10,500,000	10,500	59,500	-	(4,013)	65,987
Donated services	-	-	4,500	-	-	4,500
Net loss	-	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	10,500,000	10,500	64,000	-	(82,785)	(8,285)
Net loss	-	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	10,500,000	10,500	64,000	-	(116,630)	(42,130)
Net loss	-	-	-	-	(41,175)	(41,175)
Balance, January 31, 2009	10,500,000	10,500	64,000	-	(157,805)	(83,305)
Net loss	-	-	-	-	(18,855)	(18,855)
Balance, January 31, 2010	10,500,000	10,500	64,000	-	(176,660)	(102,160)
Cash received for stock subscriptions payable	-	-	-	99,960	-	70,000
Net loss	-	-	-	-	(31,001)	(31,001)
Balance, January 31, 2011	10,500,000	10,500	64,000	99,960	(207,661)	(33,201)
Capital stock issued for stock subscriptions payable	36,000,000	36,000	63,960	(99,960)	-	-
Capital stock issued for cash	300,000	300	99,700	-	-	100,000
Cash received for stock subscriptions payable	-	-	-	70,000	-	70,000
Net loss	-	-	-	-	(160,638)	(160,638)
Balance, January 31, 2012	46,800,000	46,800	227,660	70,000	(368,299)	(23,839)
Capital stock issued for stock subscriptions payable	420,000	420	69,580	(70,000)	-	-
Capital stock issued for cash	55,000,000	55,000	55,000	-	-	110,000
Net loss	-	-	-	-	(151,035)	(151,035)
Balance, January 31, 2013	102,220,000	$102,220	$352,240	$-	$(519,334)	$(64,874)

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			February 2,
	Year	Year	2005
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013

Operating Activities
Net loss	$(151,035)	$(160,638)	$(519,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	160	9,030	9,190
Loss on sale of resource property	50,000	-	50,000
Changes in working capital:
Prepaid expenses	1,352	(1,352)	-
Accounts payable and accrued liabilities	(17,509)	21,058	17,715

Net cash used in operating activities	(117,032)	(131,902)	(437,929)

Investing Activities
Acquisition of resource property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Financing Activities
Proceeds from notes payable	-	19,335	97,278
Repayment on notes payable	(20,000)	-	(20,000)
Proceeds from the issuance of capital stock	110,000	100,000	280,000
Proceeds from stock subscriptions payable	-	70,000	169,960

Net cash provided by financing activities	90,000	189,335	527,238

Net Changes in Cash	(27,032)	32,433	39,309

Cash at Beginning of Year	66,341	33,908	-

Cash at End of Year	$39,309	$66,341	$39,309

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$70,000	$99,960	$169,960

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

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

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and is unable to raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The ability of the Company to continue is a going concern and is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars, the Company’s functional currency. The Company has elected a January 31 year end.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2013, the Company has written off its mineral property due to assignment of its interest in the mineral property to a third party.

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

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

The Company has made certain reclassifications in the balance sheet and stockholders’ deficit from the prior year to make the financial statements consistent with the current year balances.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

4. RELATED PARTY TRANSACTIONS

During the year ended January 31, 2013, the Company paid management salaries of $10,000 (2012 - $nil) to a former director and a director of the Company.

5. NOTES PAYABLE

As of January 31, 2012, the Company owed $106,308 to a non-related party. During the year ended January 31, 2013, the Company had $160 in expenses paid on its behalf and the Company made cash payments of $20,000, leaving a balance due of $86,468 as of January 31, 2013. The amount owing is unsecured, bears no interest, and due on demand.

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 (pre stock-split – 75,000,000) shares of its $0.001 (pre stock-split –$0.001) par value common stock. At January 31, 2013 and 2012, the Company had 102,220,000 (pre stock-split –70,740,000) and 46,800,000 (pre stock-split – 15,600,000) shares issued and outstanding respectively.

At January 31, 2013 and 2012 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 36,000,000 (pre stock-split –12,000) shares of common stock at a price of $0.00278 (pre stock-split – $0.00833) per share. On March 4, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

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

On December 27, 2012, the Company received $110,000 for the issuance of 55,000,000 (post stock-split) shares of common stock at a price of $0.002 (post stock-split) per share.

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

7. RESOURCE PROPERTY

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

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
Net loss before income taxes	$(176,574)	$(160,638)
Statutory tax rate	34%	34%
Income tax recovery	(51,352)	(54,620)
Valuation allowance	51,352	54,620
	$-	$-

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

BLUE SKY PETROLEUM INC.
(formerly Intervia Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012
(Stated in US Dollars)

8. INCOME TAXES (Continued)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2013 and 2012. At January 31, 2013, the Company has net operating loss carryforwards, which expire commencing in 2032 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2013, but believes that the provisions will not limit the availability of losses to offset future income.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2013, through the date of this report, and determined there are no additional items to disclose.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 21, 2012, Patrick Laferriere resigned as treasurer of our company. Concurrently, on March 21, 2012, we appointed Jay W.A. Mancini as treasurer of our company.

Effective January 3, 2013, Patrick Laferriere resigned as president, secretary, chief executive officer, chief financial officer and director of our company. Also on January 3, 2013, Jay W. A. Mancini resigned as treasurer of our company. The resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

On January 3, 2013, concurrently with Mr. Laferriere’s and Mr. Mancini’s resignations, we appointed Michael J. Johnson as president, secretary, chief executive officer, chief financial officer, treasurer and director of our company.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Michael J. Johnson	President, Secretary, Chief Financial Officer, Chief Executive Officer, Treasurer and Director	43	January 3, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael J. Johnson - President, Secretary, Chief Financial Officer, Chief Executive Officer, Treasurer and Director

Michael J. Johnson has over 25 years of experience as a seasoned business owner and management consultant.

From 1996 to 2004, Mr. Johnson was president and chief executive officer of Beland Distribution, a company that specialized in providing products to Loblaws and Independent Grocers throughout Ontario, Canada. As president and chief executive officer, his primary duty and responsibility was managing the company’s day-to-day operations.

From 2008 to 2010, Mr. Johnson was a consultant for World Wide Funding Group Int. and Dexia Banque Int. in Luxembourg. As a consultant, his duties and responsibilities were to manage international clients who were looking alternative investments.

In 2010, Mr. Johnson founded MJ LTD, a small consulting firm that specialized in planning and managing business operations, start-up projects. As founder and president, his primary duty and responsibility was managing the company’s day-to-day operations. MJ LTD has worked with companies who primary look for startup capital.

We appointed Mr. Johnson as our company’s principal officer and director because of his business management, and investor relations skills and his experience with startup companies.

Our board of directors consists solely of Michael J. Johnson.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Blue Sky Petroleum Inc., 3702 South Virginia Street, Suite G12-401, Reno, NV 89502.

Nomination Process

As of January 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2013 and 2012; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael J.	2013	30,000	Nil	Nil	Nil	Nil	Nil	Nil	30,000
Johnson	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President,
Secretary, Chief
Financial Officer,
Chief Executive
Officer, Treasurer
and Director
Patrick	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Laferriere(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President,
Secretary, Chief
Financial Officer
and Director
Jay W. A.	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mancini	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Treasurer

(1)	Mr. Johnson was appointed as president, secretary, chief financial officer, chief executive officer, treasurer and director of our company on January 3, 2013.
(2)

Mr. Laferriere was appointed as president, secretary, treasurer and chief financial officer and director on August 26, 2010 and resigned as treasurer on March 21, 2012 and as president, secretary, treasurer and chief financial officer and director on January 3, 2013.

(3)	Mr. Mancini was appointed as treasurer of our company on March 21, 2012 and resigned as treasurer on January 3, 2013.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2013.

Option Exercises

During our fiscal year ended January 31, 2013 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 23, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael J. Johnson(2) 3702 South Virginia Street, Suite G12-401 Reno, NV	Common	55,000,000(3)	53.8%
Directors and Officers as a group	Common	55,000,000	53.8%
Michael J. Johnson(2) 3702 South Virginia Street, Suite G12-401 Reno, NV	Common	55,000,000(3)	53.8%
Owners of 5% or more	Common	55,000,000	53.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 8, 2013. As of May 8, 2013, there were 102,220,000 shares of our company’s common stock issued and outstanding.

(2)	Michael Johnson is our sole officer and director.
(3)	Due to administrative delays with our transfer agent, these shares have not yet been issued.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Michael J. Johnson. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for the fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	7,750	4,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,750	4,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

Exhibit	Description
Number
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)
10.2	Amending Agreement with Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement with Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File (Form 10-K for the year ended January 31, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: May 14, 2013	/s/ Michael J. Johnson
Michael J. Johnson
President, Secretary, Chief Executive Officer, Chief
Financial Officer, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2013	/s/ Michael J. Johnson
Michael J. Johnson
President, Secretary, Chief Executive Officer, Chief
Financial Officer, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)