Form 10-Q
period 2013-04-30
BLUE SKY PETROLEUM INC.
filed 2013-06-19
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________-- to __________________

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

102,220,000 common shares issued and outstanding as of June18, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

April 30, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1
Condensed Statements of Operations	F–2
Condensed Statements of Cash Flows	F–3
Notes to Condensed Financial Statements	F–4

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,759	$39,309

TOTAL CURRENT ASSETS	14,759	39,309

TOTAL ASSETS	$14,759	$39,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,839	$17,715
Notes payable	86,468	86,468
Due to a related party	120	-

TOTAL LIABILITIES	106,427	104,183

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,220,000 common shares (January 31, 2013 – 102,220,000)	102,220	102,220
Additional paid-in capital	352,240	352,240
Deficit accumulated during the exploration stage	(546,128)	(519,334)

TOTAL STOCKHOLDERS’ DEFICIT	(91,668)	(64,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,759	$39,309

The accompanying notes are an integral part of these condensed unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			February 2,
	Three months	Three months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Operating expenses
Donated services	$-	$-	$4,500
Exploration expenses	-	-	75,000
Loss on sale of resource property	-	-	50,000
Management salaries	18,000	-	28,000
Professional fees	5,593	2,269	330,957
General and administrative	3,201	661	57,671

Net loss	$(26,794)	$(2,930)	$(546,128)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,220,000	47,173,332

The accompanying notes are an integral part of these condensed unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
	Three months	Three months	2005
	ended	ended	(Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Operating Activities
Net loss	$(26,794)	$(2,930)	$(546,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	120	160	9,310
Loss on sale of resource property	-	-	50,000
Changes in working capital:
Accounts payable and accrued liabilities	2,124	(26,546)	19,839

Net cash used in operating activities	(24,550)	(29,316)	(462,479)

Investing Activities
Acquisition of resource property +	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from notes payable	-	-	97,278
Repayment on notes payable	-	-	(20,000)
Proceeds from the issuance of capital stock	-	-	280,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	-	-	527,238

Net Changes in Cash	(24,550)	(29,316)	14,759

Cash at Beginning of Period	39,309	66,341	-

Cash at End of Period	$14,759	$37,025	$14,759

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$70,000	$169,960

The accompanying notes are an integral part of these condensed unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMNENTS
April 30, 2013 and January 31, 2013
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

2. GOING CONCERN

The Company’s unaduited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue is a going concern and is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMNENTS
April 30, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

Management has evaluated events occurring between the end of the fiscal quarter, April 30, 2013, to the date when the financial statements were issued

4. RELATED PARTY TRANSACTIONS

During the period ended April 30, 2013, the Company paid management salaries of $18,000 (2012 - $nil) to a director of the Company.

As at April 30, 2013, the Company is indebted to a Director of the Company in the amount of $120 for operating expenses paid on the Company’s behalf (January 31, 2013 - $nil). The amount is unsecured, bears no interest, and due on demand.

5. NOTES PAYABLE

As of January 31, 2012, the Company is indebted to a non-related party in the amount of $106,308. During the year ended January 31, 2013, the Company had $160 in expenses paid on its behalf and the Company made cash payments of $20,000, leaving a balance due of $86,468 as of January 31 and April 30, 2013. The amount owing is unsecured, bears no interest, and due on demand. Subsequent to April 30, 2013, the Company entered into a debt settlement and a share subscription agreement for the issuance of 286,667 shares of common stock at a deemed price of $0.30 per share to settle the above debt in the amount of $86,000 (Note7).

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMNENTS
April 30, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 (pre stock-split – 75,000,000) shares of its $0.001 (pre stock-split –$0.001) par value common stock. At April 30, 2013 and January 31, 2013, the Company had 102,220,000 (pre stock-split – 70,740,000) and 102,220,000 (pre stock-split – 70,740,000) shares issued and outstanding respectively.

At April 30, 2013 and January 31, 2013 the Company had no issued or outstanding stock options or warrants.

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

7. SUBSEQUENT EVENTS

Effective May 21, 2013, the Company entered into a debt settlement and a share subscription agreement with Patrick Laferriere, the Company’s former officer and director, for the issuance of 286,667 shares of common stock at a deemed price of $0.30 per share to settle debt owed to Mr. Laferriere in the amount of $86,000 (Note 5).

The Company has evaluated subsequent events from April 30, 2013, through the date of this report, and determined there are no additional items to disclose.

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

Our Current Business

During our last two fiscal years, we have been a company with no operations.

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

Effective May 21, 2013, our company entered into a debt settlement and subscription agreement with Patrick Laferriere, our company’s former officer and director, for the issuance of 286,667 shares of common stock at a deemed price of $0.30 per share to settle debt owed to Mr. Laferriere in the amount of $86,000.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2014.

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

Anticipated Cash Requirements

Based on our net loss of $26,794 incurred during the three month period ended April 30, 2013, our monthly burn rate is approximately $8,931. We estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2013 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning May 1, 2013:

Estimated Expenses For the Twelve Month Period ending April 30, 2014
Management salaries	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $110,000 that we require for the next 12 months, we had $14,859 in cash as of April 30, 2013, and a working capital deficit of $91,668. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended April 30, 2013 compared to three months ended April 30, 2012.

		Three		Three
		months		months
		ended		ended
		April 30,		April 30,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$26,794		$2,930
Net Income (Loss)		$(26,794)		$(2,930)

Expenses

Our operating expenses for the three month periods ended April 30, 2013 and April 30, 2012 are outlined in the table below:

	Three		Three
	months		months
	ended		ended
	April 30,		April 30,
	2013		2012
Management salaries	$18,000	$	Nil
Professional fees	$5,593		$2,269
General and administrative	$3,201		$661

Operating expenses for the three months ended April 30, 2013 increased by 814.47% as compared to the comparative period in April 30, 2012 primarily as a result of increases in management salaries, professional fees and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	January 31,	Increase/
	2013	2013	(Decrease)
Current Assets	$14,759	$39,309	(62.45)%
Current Liabilities	$106,427	$104,183	2.15%
Working Capital (deficiency)	$(91,668)	$(64,874)	41.30%

Cash Flows

		Three Months		Three Months
		Ended		Ended
		April 30,		April 30,
		2013		2012
Net cash (used in) operating activities		$(24,550)		$(29,316)
Net cash provided by financing activities	$	Nil	$	Nil
Net cash (used in) investing activities	$	Nil	$	(Nil)
Net increase (decrease) in cash		$(24,550)		$(29,316)

Our net cash used by operating activities for the three months ended April 30, 2013 was $24,550 compared with $29,316 for the three months ended April 30, 2012. Our management believes that we will need additional funding in order to meet our operating expenses.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

The accompanying interim financial statements have been prepared by our company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in our company's January 31, 2013 audited financial statements. The results of operations for the period ended April 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Effective May 21, 2013, our company issued an aggregate of 286,667 shares of common stock to at a deemed price of approximately $0.30 per share pursuant to the debt settlement and subscription agreement with Patrick Laferriere, our company’s former officer and director.

The securities were issued to one non-US persons, in offshore transactions relying on Regulation S of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)
10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
10.4	Subscription Agreement and Debt Settlement between or company and Patrick Laferriere effective May 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: June 19, 2013	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)