Form 10-Q
period 2013-07-31
BLUE SKY PETROLEUM INC.
filed 2013-09-13
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[X] YES [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 102,220,000 common shares issued and outstanding as of September 13, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to Financial Statements	F–4

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,878	$39,309

TOTAL CURRENT ASSETS	11,878	39,309

TOTAL ASSETS	$11,878	$39,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,159	$17,715
Notes payable	-	86,468
Due to a related party	10,120	-

TOTAL LIABILITIES	29,279	104,183

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value,
Issued and outstanding 102,506,667 common shares (January 31, 2013 – 102,220,000)	102,507	102,220
Additional paid-in capital	495,287	352,240
Deficit accumulated during the exploration stage	(615,195)	(519,334)

TOTAL STOCKHOLDERS’ DEFICIT	(17,401)	(64,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,878	$39,309

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					February 2,
	Three	Three	Six	Six	2005
	months	months	months	months	(Inception)
	ended	ended	ended	ended	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013

Operating expenses
Donated services	$-	$-	$-	$-	$4,500
Exploration expenses	-	-	-	-	75,000
Loss on sale of resource property	-	-	-	-	50,000
Management salaries	-	-	18,000	-	28,000
Professional fees	7,696	12,711	13,289	14,980	338,653
General and administrative	4,505	5,394	7,706	6,055	62,176
Total operating expenses	12,201	18,105	22,795	21,035	558,329
Net loss before other expenses	(12,201)	(18,105)	(38,995)	(21,035)	(558,329)

Other expenses
Loss on settlement of debt	(56,866)	-	(56,866)	-	(56,866)
Total other expenses	(56,866)	-	(56,866)	-	(56,866)

Net loss	$(69,067)	$(18,105)	$(95,861)	$(21,035)	$(615,195)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,441,232	47,602,667	102,332,449	47,196,923

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
	Six months	Six months	2005
	ended	ended	(Inception) to
	July 31,	July 31,	July 31,
	2013	2012	2013

Operating Activities
Net loss	$(95,861)	$(21,035)	$(615,195)
Loss on debt settlement	56,866	-	56,866
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	-	4,500
Expenses paid by Company shareholder	120	160	9,310
Loss on sale of resource property	-	-	50,000

Changes in working capital:
Accounts payable and accrued liabilities	1,444	(23,328)	19,159

Net cash used in operating activities	(37,431)	(44,203)	(475,360)

Investing Activities
Acquisition of resource property	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from notes payable	-	-	97,278
Repayment on notes payable	-	-	(20,000)
Proceeds from related party payable	10,000	-	10,000
Proceeds from the issuance of capital stock	-	-	280,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	10,000	-	537,238

Net Changes in Cash	(27,431)	(44,203)	11,878

Cash at Beginning of Period	39,309	66,341	-

Cash at End of Period	$11,878	$22,138	$11,878

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$70,000	$169,960
Common stock issued for debt	$86,468	$-	$86,468

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013 and January 31, 2013
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

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

Management has evaluated events occurring between the end of the fiscal quarter, July 31, 2013, to the date when the financial statements were issued

4. RELATED PARTY TRANSACTIONS

During the period ended July 31, 2013, the Company paid management salaries of $18,000 (2012 - $nil) to a director of the Company.

As at July 31, 2013, the Company is indebted to a Director of the Company in the amount of $10,120 (January 31, 2013 - $nil). Of this total, $120 was for operating expenses paid on the Company’s behalf and $10,000 was cash advanced to the Company. The amount is unsecured, bears no interest, and due on demand.

5. NOTES PAYABLE

As of January 31, 2012, the Company was indebted to a non-related party in the amount of $106,308. During the year ended January 31, 2013, the Company had $160 in expenses paid on its behalf and the Company made cash payments of $20,000, leaving a balance due of $86,468 as of January 31, 2013. During the period ended July 31, 2013, the Company entered into a debt settlement and a share subscription agreement for the issuance of 286,667 shares of common stock at a deemed price of $0.50 per share to settle the above debt in the amount of $86,468 (Note 6). A loss of $56,866 was recognized on the debt settlement. As of July 31, 2013, there was no balance owing to the non-related party.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 (pre stock-split – 75,000,000) shares of its $0.001 (pre stock-split –$0.001) par value common stock. At July 31, 2013, the Company had 102,506,667 (pre stock-split – 71,026,667) shares issued and outstanding. At January 31, 2013, the Company had 102,220,000 (pre stock-split – 70,740,000) shares issued and outstanding.

At July 31, 2013 and January 31, 2013 the Company had no issued or outstanding stock options or warrants.

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

During the period ended July 31, 2013, the Company issued 286,667 shares of common stock at a deemed price of $0.50 per share to settle a debt of $86,468 (Note 5).

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2013, through the date of this report, and determined there are no additional items to disclose.

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

Effective May 21, 2013, our company entered into a debt settlement and subscription agreement with Patrick Laferriere, our company’s former officer and director, for the issuance of 286,667 shares of common stock at a deemed price of $0.50 per share to settle debt owed to Mr. Laferriere in the amount of $86,000.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2014.

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

Anticipated Cash Requirements

Based on our net loss of $69,067 incurred during the three month period ended July 31, 2013, our monthly burn rate is approximately $11,511. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2013 to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2014
Management salaries	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $110,000 that we require for the next 12 months, we had $11,878 in cash as of July 31, 2013, and a working capital deficit of $17,401. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended July 31, 2013 compared to three months ended July 31, 2012.

		Three		Three
		months		months
		ended		ended
		July 31,		July 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$12,201		$18,105
Total Other Expenses		$56,866	$	Nil
Net Loss		$(69,067)		$(18,105)

Expenses

Our operating expenses for the three month periods ended July 31, 2013 and July 31, 2012 are outlined in the table below:

		Three		Three
		months		months
		ended		ended
		July 31,		July 31,
		2013		2012
Management salaries	$	Nil	$	Nil
Professional fees		$7,696		$12,711
General and administrative		$4,505		$5,394

Operating expenses for the three months ended July 31, 2013 decreased by 32.61% as compared to the comparative period in July 31, 2012 primarily as a result of decreases in professional fees and general and administrative expenses.

Six months ended July 31, 2013 compared to six months ended July 31, 2012.

		Six		Six
		months		months
		ended		ended
		July 31,		July 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$22,795		$21,035
Total Other Expenses		$56,866	$	Nil
Net Loss		$(95,861)		$(21,035)

Expenses

Our operating expenses for the six month periods ended July 31, 2013 and July 31, 2012 are outlined in the table below:

	Six		Six
	months		months
	ended		ended
	July 31,		July 31,
	2013		2012
Management salaries	$18,000	$	Nil
Professional fees	$13,289		$14,980
General and administrative	$7,706		$6,055

Operating expenses for the six months ended July 31, 2013 increased by 8.37% as compared to the comparative period in July 31, 2012 primarily as a result of increases in management fees and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	July 31,	January 31,	Increase/
	2013	2013	(Decrease)
Current Assets	$11,878	$39,309	(69.78)%
Current Liabilities	$29,279	$104,183	(71.90)%
Working Capital (deficiency)	$(17,401)	$(64,874)	(73.18)%

Cash Flows

		Six Months		Six Months
		Ended		Ended
		July 31,		July 31,
		2013		2012
Net cash used in operating activities		$(37,431)		$(44,203)
Net cash provided by financing activities		$10,000	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(27,431)		$(44,203)

Operating Activities

Net cash used in operating activities for the six months ended July 31, 2013 was $37,431 compared with $44,203 for the six months ended July 31, 2012. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by activities for the six months ended July 31, 2013 was $10,000 compared with $Nil for the six months ended July 31, 2012.

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

The accompanying interim financial statements have been prepared by our company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in our company's January 31, 2013 audited financial statements. The results of operations for the period ended July 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: September 13, 2013	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)