Form 10-Q
period 2013-10-31
BLUE SKY PETROLEUM INC.
filed 2013-12-06
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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
102,506,667 common shares issued and outstanding as of December 4, 2013.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to Financial Statements	F–4

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	October 31,	January 31,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,678	$39,309

TOTAL CURRENT ASSETS	8,678	39,309

TOTAL ASSETS	$8,678	$39,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,892	$17,715
Notes payable	-	86,468
Due to a related party	42,326	-

TOTAL LIABILITIES	45,218	104,183

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,506,667 common shares (January 31, 2013 – 102,220,000)	102,507	102,220
Additional paid-in capital	495,287	352,240
Deficit accumulated during the exploration stage	(634,334)	(519,334)

TOTAL STOCKHOLDERS’ DEFICIT	(36,540)	(64,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,678	$39,309

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					February 2,
	Three	Three	Nine	Nine	2005
	months	months	months	months	(Inception)
	ended	ended	ended	ended	to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012	2013

Operating expenses
Donated services	$-	$-	$-	$-	$4,500
Exploration expenses	-	1,352	-	1,352	75,000
Loss on sale of resource property	-	50,000	-	50,000	50,000
Management compensation	8,000	-	26,000	-	36,000
Professional fees	2,915	17,237	16,204	32,217	341,568
General and administrative	8,224	20,810	15,930	26,865	70,400
Total operating expenses	19,139	89,399	58,134	110,434	577,468
Net loss before other expenses	(19,139)	(89,399)	(58,134)	(110,434)	(577,468)

Other expenses
Loss on settlement of debt	-	-	(56,866)	-	(56,866)
Total other expenses	-	-	(56,866)	-	(56,866)

Net loss	$(19,139)	$(89,399)	$(115,000)	$(110,434)	$(634,334)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	102,506,667	47,220,000	102,391,160	47,204,727

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
	Nine months	Nine months	2005
	ended	ended	(Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013

Operating Activities
Net loss	$(115,000)	$(110,434)	$(634,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on debt settlement	56,866	-	56,866
Donated services	-	-	4,500
Expenses paid by Company shareholder	1,326	160	10,516
Loss on sale of resource property	-	50,000	50,000

Changes in working capital:
Prepaid expenses	-	1,352	-
Due to related party	8,000	-	8,000
Accounts payable and accrued liabilities	(14,823)	(7,419)	2,892

Net cash used in operating activities	(63,631)	(66,341)	(501,560)

Investing Activities
Acquisition of resource property	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from notes payable	-	-	97,278
Repayment on notes payable	-	-	(20,000)
Proceeds from related party payable	33,000	-	33,000
Proceeds from the issuance of capital stock	-	-	280,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	33,000	-	560,238

Net Changes in Cash	(30,631)	(66,341)	8,678

Cash at Beginning of Period	39,309	66,341	-

Cash at End of Period	$8,678	$-	$8,678

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$70,000	$169,960
Common stock issued for debt	$86,468	$-	$86,468

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013 and January 31, 2013
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

The Company is considered to be an exploration stage company and has not generated any revenues from operations. The Company’s shares were de-listed from the OTC-BB subsequent to filing the Form 10-Q for the period ended October 31, 2008. The Company has not been in compliance with the filing requirements of the Securities Exchange Commission (“SEC”). The Company is currently in the process of completing all the required filings with the SEC to enable the Company to reinstate its shares for trading on the OTC-BB. The Company intends to obtain additional funding by borrowing funds from its director and officer, or by private placement of common stock. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

2. GOING CONCERN

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

4. RELATED PARTY TRANSACTIONS

During the period ended October 31, 2013, the Company paid or accrued management compensation of $26,000 (2012 - $nil) to a director of the Company.

As at October 31, 2013, the Company is indebted to a Director of the Company in the amount of $42,326 (January 31, 2013 - $nil). Of this total, $1,326 was for operating expenses paid on the Company’s behalf, $8,000 is for accrued compensation and $33,000 was cash advanced to the Company. The amount is unsecured, bears no interest, and due on demand.

5. NOTES PAYABLE

As of January 31, 2012, the Company was indebted to its President at the time in the amount of $106,308. During the year ended January 31, 2013, the Company had $160 in expenses paid on its behalf and the Company made cash payments of $20,000, leaving a balance due of $86,468 as of January 31, 2013. During the period ended October 31, 2013, the Company entered into a debt settlement and a share subscription agreement for the issuance of 286,667 shares of common stock at a deemed price of $0.50 per share to settle the above debt in the amount of $86,468 (Note 6). The $0.50 per share was the market price on the date closest to the date the stock was issued. A loss of $56,866 was recognized on the debt settlement. As of October 31, 2013, there was no balance owing to the former President.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013 and January 31, 2013
(Stated in US Dollars)
(Unaudited)

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At October 31, 2013, the Company had 102,506,667 shares issued and outstanding. At January 31, 2013, the Company had 102,220,000 shares issued and outstanding.

At October 31, 2013 and January 31, 2013 the Company had no issued or outstanding stock options or warrants.

At January 31, 2012, the Company had received $70,000 in advance for the issuance of 420,000 shares of common stock at a price of $0.1667 per share. On February 10, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On December 27, 2012, the Company received $110,000 for the issuance of 55,000,000 shares of common stock at a price of $0.002 per share.

During the period ended October 31, 2013, the Company issued 286,667 shares of common stock at a deemed price of $0.50 per share to settle a debt of $86,468 (Note 5).

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2013, through the date of this report, and determined there are no additional items to disclose.

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

Since the suspension of our original business plan, our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

On July 31, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of the company from “Intervia Inc.” to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also on July 31, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001. These amendments became effective on August 7, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).

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

On July 15, 2010, we entered into an option agreement to purchase a 100% undivided right, title and interest in the Proteus property located near Cobalt, Ontario, an area known historically for the mining of silver ore. The Proteus Property consists of three mineral claims comprised of nine units covering approximately 360 acres located in the Larder Lake Mining Division in Ontario, Canada. In order to acquire the Proteus Property pursuant to the agreement, our company was to make the cash payments and incur amounts on exploration and development.

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

We continue to look for properties and opportunities. However, at this time we have not yet been successful in finding a transaction that has warranted pursuing.

Effective May 21, 2013, our company entered into a debt settlement and subscription agreement with Patrick Laferriere, our company’s former officer and director, for the issuance of 286,667 shares of common stock at a deemed price of $0.50 per share to settle debt owed to Mr. Laferriere in the amount of $86,468.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2014.

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

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes to those unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

Based on our net loss of $115,000 incurred during the nine month period ended October 31, 2013, our monthly usage rate is approximately $12,778. We estimate our operating expenses and working capital requirements for the twelve month period beginning November 1, 2013 to be as follows:

Estimated Expenses For the Twelve Month Period ending October 31, 2014
Management compensation	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$$110,000

Of the $110,000 that we require for the next 12 months, we had $8,678 in cash as of October 31, 2013, and a working capital deficit of $36,540. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended October 31, 2013 compared to three months ended October 31, 2012.

		Three		Three
		months		months
		ended		ended
		October 31,		October 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$19,139		$89,399
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(19,139)		$(89,399)

Expenses

Our operating expenses for the three month periods ended October 31, 2013 and October 31, 2012 are outlined in the table below:

		Three		Three
		months		months
		ended		ended
		October 31,		October 31,
		2013		2012
Exploration services	$	Nil		$1,352
Loss on sale of resource property	$	Nil		$50,000
Management compensation		$8,000	$	Nil
Professional fees		$2,915		$17,237
General and administrative		$8,224		$20,810

Operating expenses for the three months ended October 31, 2013 decreased by 79% as compared to the comparative period in October 31, 2012 primarily as a result of decreases in exploration services, loss on sale of resource property, professional fees and general and administrative expenses.

Nine months ended October 31, 2013 compared to nine months ended October 31, 2012.

		Nine		Nine
		months		months
		ended		ended
		October 31,		October 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$58,134		$110,434
Total Other Expenses		$56,886	$	Nil
Net Loss		$(115,000)		$(110,434)

Expenses

Our operating expenses for the nine month periods ended October 31, 2013 and October 31, 2012 are outlined in the table below:

		Nine		Nine
		months		months
		ended		ended
		October 31,		October 31,
		2013		2012
Exploration services	$	Nil		$1,352
Loss on sale of resource property	$	Nil		$50,000
Management compensation		$26,000	$	Nil
Professional fees		$16,204		$32,217
General and administrative		$15,930		$26,865

Operating expenses for the nine months ended October 31, 2013 decreased by 47% as compared to the comparative period in October 31, 2012 primarily as a result of decreases in exploration services, loss on sale of resource property, professional fees and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	October 31,	January 31,	Increase/
	2013	2013	(Decrease)
Current Assets	$8,678	$39,309	(78)%
Current Liabilities	$45,218	$104,183	(57)%
Working Capital (deficiency)	$(36,540)	$(64,874)	(44)%

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		October 31,		October 31,
		2013		2012
Net cash used in operating activities		$(63,631)		$(66,341)
Net cash provided by financing activities		$33,000	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(30,631)		$(66,341)

Operating Activities

Net cash used in operating activities for the nine months ended October 31, 2013 was $63,631 compared with $66,341 for the nine months ended October 31, 2012. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by activities for the nine months ended October 31, 2013 was $33,000 compared with $Nil for the nine months ended October 31, 2012.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

Item 3.              Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.              Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: December 6, 2013	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)