Form 10-K
period 2014-01-31
BLUE SKY PETROLEUM INC.
filed 2014-04-29
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [        ]

Commission file number 000-52010

BLUE SKY PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

17470 N. Pacesetter Way, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	480-305-2041

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
102,506,667 common shares as of April 23, 2014.

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

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Blue Sky” mean Blue Sky Petroleum Inc., unless the context clearly requires or states otherwise.

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

Since the suspension of our original business plan, our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholders’ investment in our common shares.

On July 31, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of the company from “Intervia Inc.” to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also on July 31, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 shares and correspondingly, our issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001. These amendments became effective on August 7, 2012 upon approval from the Financial Industry Regulatory Authority.

Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 19, 2012. Our CUSIP number is 09605G 104.

The address of our principal executive office is 17470 N. Pacesetter Way, Scottsdale, Arizona, 85255. Our telephone number is 480-305-2041.

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

We have been unsuccessful in raising additional capital for this exploration project and therefore do not have sufficient funds to make the required option payments. Consequently, effective August 13, 2012, we entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation, and Gino Chitaroni, wherein we have assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

We continue to look for properties and opportunities. However, at this time we have not yet been successful in securing a suitable transaction.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2015.

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

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and any future properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or any future properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of any future properties.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.            Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.            Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.              Properties

Our principal office is located at 17470 N. Pacesetter Way, Scottsdale, Arizona, 85255. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed on the OTC Bulletin Board (“OTCBB”) on August 21, 2006 under the trading symbol “ITVA”. Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY”. On June 19, 2009 our symbol was removed from the OTCBB for failure to file and was subsequently reinstated for quotation on the OTCBB during 2012. Our first trade occurred on April 8, 2013.

OTCBB(1)
Quarter Ended	High	Low
January 31, 2014	$0.5(2)	$0.5(2)
October 31, 2013	$0.5(2)	$0.5(2)
July 31, 2013	N/A(2)	N/A(2)
April 30, 2013	$0.5	$0.5

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On April 23, 2013, the shareholder’s list showed 47 registered shareholders and 102,506,667 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2014.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2014.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2014 and January 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2015

Management salaries	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $110,000 that we require for the next 12 months, we had $8,178 in cash as of January 31, 2014, and a working capital deficit of $51,606. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2015.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2015.

Results of Operations for the Years Ended January 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2014 and 2013.

Our operating results for the years ended January 31, 2014 and 2013 are summarized as follows:

		Year Ended
		January 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$73,200		$151,035
Total Other Expenses		$56,866	$	Nil
Net Loss		$(130,066)		$(151,035)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2014 and January 31, 2013 are outlined in the table below:

		Year Ended
		January 31,
		2014	2013
Exploration expenses	$	Nil	$1,352
Loss on sale of resource property	$	Nil	$50,000
Management salaries		$35,000	$10,000
Professional fees		$19,978	$59,700
General and administrative		$18,222	$29,983

The decrease in operating expenses for the year ended January 31, 2014, compared to the same period in fiscal 2013, was mainly due to decreases in exploration expenses, loss on sale of resource property, professional fees and general and administrative expenses.

Liquidity and Financial Condition

Working Capital
	At January 31,	At January 31,	Percentage
	2014	2013	Increase/(Decrease)

Current Assets	$8,178	$39,309	(79.2)%
Current Liabilities	$59,784	$104,183	(42.6)%
Working Capital	$(51,606)	$(64,874)	(20.4)%

Cash Flows
		At January 31,		At January 31,		Percentage
		2014		2013		Increase/(Decrease)

Net cash used in operations		$(64,131)		$(117,032)		$(45.2)%
Net cash provided by financing activities		$33,000		$90,000		$(63.3)%
Net cash used in investing activities	$	Nil	$	Nil	$	Nil%
Increase (Decrease) in Cash During the Period		$(31,131)		$(27,032)		$15.2%

We had cash in the amount of $8,178 as of January 31, 2014 as compared to $30,309 as of January 31, 2013. We had a working capital deficit of $51,606 as of January 31, 2014 compared to working capital deficit of $64,874 as of January 31, 2014. The decrease in net cash used for the year ended January 31, 2014, compared to the same period in fiscal 2013, was mainly due to decreases in exploration expenses, loss on sale of resource property, professional fees and general and administrative expenses.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Future Financings

We will require additional funds to implement our growth strategy in our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

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

Our company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 8.              Financial Statements and Supplementary Data

BLUE SKY PETROLEUM INC.

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

January 31, 2014 and 2013
(Stated in US Dollars)

Reports of Independent Registered Public Accounting Firm	F–1 – F-2

Balance Sheets	F–3

Statements of Operations	F–4

Statements of Stockholders’ Deficit	F–5

Statements of Cash Flows	F–6

Notes to Financial Statements	F–7 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russell E. Anderson, CPA
Russ Bradshaw, CPA	To the Board of Directors and Stockholders
William R. Denney, CPA	Blue Sky Petroleum Inc.
Sandra Chen, CPA

We have audited the accompanying balance sheet of Blue Sky Petroleum Inc. (the “company”) as of January 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sky Petroleum Inc. as of January 31, 2014, and the results of its operations and its cash flows for the year ended January 31, 2014 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5296 S. Commerce Dr.
Suite 300
Salt Lake City, Utah
84107	/s/ Anderson Bradshaw PLLC
USA	Salt Lake City, Utah
(T) 801.281.4700	April 28, 2014
(F) 801.281.4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blue Sky Petroleum Inc.

We have audited the accompanying balance sheet of Blue Sky Petroleum Inc. (the “Company”) as of January 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative period from inception on February 2, 2005 through January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sky Petroleum Inc. as of January 31, 2013, and the results of its operations and cash flows for the year then ended and for the cumulative period from inception on February 2, 2005 through January 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
May 8, 2013

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$8,178	$39,309

TOTAL CURRENT ASSETS	8,178	39,309

TOTAL ASSETS	$8,178	$39,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,614	$17,715
Notes payable	-	86,468
Due to related party	54,170	-

TOTAL LIABILITIES	59,784	104,183

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,506,667 common shares (2013 – 102,220,000)	102,507	102,220
Additional paid-in-capital	495,287	352,240
Deficit accumulated during the exploration stage	(649,400)	(519,334)

TOTAL STOCKHOLDERS’ DEFICIT	(51,606)	(64,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,178	$39,309

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			February 2,
			2005
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
Operating expenses
Donated services	$-	$-	$4,500
Exploration expenses	-	1,352	75,000
Loss on sale of resource property	-	50,000	50,000
Management compensation	35,000	10,000	45,000
Professional fees	19,978	59,700	345,342
General and administrative	18,222	29,983	72,692

Total operating expenses	73,200	151,035	592,534

Net loss before other expenses	(73,200)	(151,035)	(592,534)

Other expenses
Loss on settlement of debt	56,866	-	56,866
Total other expenses	56,866	-	56,866

Net loss	$(130,066)	$(151,035)	$(649,400)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,420,274	52,619,508

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

	Common Stock		Additional		Deficit Accumulated
			Paid-in	Stock Subscriptions	During the
	Shares	Amount	Capital	Payable	Exploration Stage	Total

Balance, February 2, 2005, (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash	10,500,000	10,500	59,500	-	-	70,000
Net loss	-	-	-	-	(4,013)	(4,013)
Balance, January 31, 2006	10,500,000	10,500	59,500	-	(4,013)	65,987
Donated services	-	-	4,500	-	-	4,500
Net loss	-	-	-	-	(78,772)	(78,772)
Balance, January 31, 2007	10,500,000	10,500	64,000	-	(82,785)	(8,285)
Net loss	-	-	-	-	(33,845)	(33,845)
Balance, January 31, 2008	10,500,000	10,500	64,000	-	(116,630)	(42,130)
Net loss	-	-	-	-	(41,175)	(41,175)
Balance, January 31, 2009	10,500,000	10,500	64,000	-	(157,805)	(83,305)
Net loss	-	-	-	-	(18,855)	(18,855)
Balance, January 31, 2010	10,500,000	10,500	64,000	-	(176,660)	(102,160)
Cash received for stock subscriptions payable	-	-	-	99,960	-	99,960
Net loss	-	-	-	-	(31,001)	(31,001)
Balance, January 31, 2011	10,500,000	10,500	64,000	99,960	(207,661)	(33,201)
Capital stock issued for stock subscriptions payable	36,000,000	36,000	63,960	(99,960)	-	-
Capital stock issued for cash	300,000	300	99,700	-	-	100,000
Cash received for stock subscriptions payable	-	-	-	70,000	-	70,000
Net loss	-	-	-	-	(160,638)	(160,638)
Balance, January 31, 2012	46,800,000	46,800	227,660	70,000	(368,299)	(23,839)
Capital stock issued for stock subscriptions payable	420,000	420	69,580	(70,000)	-	-
Capital stock issued for cash	55,000,000	55,000	55,000	-	-	110,000
Net loss	-	-	-	-	(151,035)	(151,035)
Balance, January 31, 2013	102,220,000	102,220	352,240	-	(519,334)	(64,874)
Capital stock issued for debt settlement	286,667	287	143,047	-	-	143,334
Net loss	-	-	-	-	(130,066)	(130,066)
Balance, January 31, 2014	102,506,667	$102,507	$495,287	$-	$(649,400)	$(51,606)

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			February 2,2005
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
Operating Activities
Net Loss	$(130,066)	$(151,035)	$(649,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated services	-	-	4,500
Expenses paid by Company shareholder	4,170	160	13,360
Loss on debt settlement	56,866	-	56,866
Loss on sale of resource property	-	50,000	50,000

Changes in working capital:
Prepaid expenses	-	1,352	-
Due to related party	17,000	-	17,000
Accounts payable and accrued liabilities	(12,101)	(17,509)	5,614

Net cash used in operating activities	(64,131)	(117,032)	(502,060)

Investing Activities
Acquisition of resource property	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from notes payable	-	-	97,278
Repayment on notes payable	-	(20,000)	(20,000)
Proceeds from related party payable	33,000	-	33,000
Proceeds from the issuance of capital stock	-	110,000	280,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	33,000	90,000	560,238

Net Changes in Cash	(31,131)	(27,032)	8,178

Cash at Beginning of Year	39,309	66,341	-

Cash at End of Year	$8,178	$39,309	$8,178

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$70,000	$169,960
Common stock issued for debt settlement	$86,468	$-	$86,468

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
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

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
(Stated in US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2014, the Company has written off its mineral property due to assignment of its interest in the mineral property to a third party.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

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

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
(Stated in US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Reclassification

The Company has made certain reclassifications in the balance sheet and stockholders’ deficit from the prior year to make the financial statements consistent with the current year balances.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
(Stated in US Dollars)

4. RELATED PARTY TRANSACTIONS

During the year ended January 31, 2014, the Company paid or accrued management salaries of $35,000 (2013 - $10,000) to a director and a former director of the Company. At January 31, 2014, $54,170 is owed to the Company’s President for compensation, advances and expenses paid by the President.

5. NOTE PAYABLE

As of January 31, 2012, the Company was indebted to its President at the time in the amount of $106,308. During the year ended January 31, 2013, the Company had $160 in expenses paid on its behalf and the Company made cash payments of $20,000, leaving a balance due of $86,468 as of January 31, 2013.

During the year ended January 31, 2014, the Company entered into a debt settlement and a share subscription agreement for the issuance of 286,667 shares of common stock at a deemed price of $0.50 per share to settle the above debt in the amount of $86,468 (Note 6). The $0.50 per share was the market price on the date closest to the date the stock was issued. A loss of $56,866 was recognized on the debt settlement. As of January 31, 2014, there was no balance owing to the former President.

6. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At January 31, 2014 and 2013, the Company had 102,506,667 and 102,220,000 shares issued and outstanding respectively.

At January 31, 2014 and 2013 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 36,000,000 shares of common stock at a price of $0.00278 (per share. On March 4, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On July 14, 2011, the Company issued 300,000 (shares of capital stock for cash at $0.3333 per share, for an aggregate value of $100,000.

At January 31, 2012, the Company had received $70,000 in advance for the issuance of 420,000 shares of common stock at a price of $0.1667 per share. On February 10, 2012, these shares of common stock were issued in full satisfaction of the stock subscription payable.

At January 31, 2013, the Company had received $110,000 in advance for the issuance of 55,000,000 shares of common stock at a price of $0.002 per share.

During the year ended January 31, 2014, the Company issued 286,667 shares of common stock at a deemed price of $0.50 per share to settle a debt of $86,468 (Note 5).

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
(Stated in US Dollars)

7. RESOURCE PROPERTY

Proteus Property

On July 15, 2010, the Company entered into an Option Agreement, wherein it acquired an exclusive option to purchase a 100% interest in the Proteus Property which is located near Cobalt, Ontario, Canada.

The Company was unsuccessful in raising additional capital for this exploration project and therefore does not have sufficient funds to make the required option payments. Consequently, effective August 13, 2012, the Company entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation (“Timber Wolf”) and Gino Chitaroni, wherein the Company has assigned all of its rights, title and interest in and to the option agreement for the Property to Timber Wolf, with no further obligations to the company.

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013

Net loss before income taxes	$(130,066)	$(151,035)
Statutory tax rate	34%	34%

Income tax recovery	(44,222)	(51,352)
Valuation allowance	44,222	51,352

	$-	$-

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

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014 and 2013
(Stated in US Dollars)

8. INCOME TAXES (Continued)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2014 and 2013. At January 31, 2014, the Company has net operating loss carryforwards, which expire commencing in 2033 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2014, but believes that the provisions will not limit the availability of losses to offset future income.

9. SUBSEQUENT EVENTS

On March 24, 2014, 25,200,000 shares of the Company’s common stock, approximately 25% of the Company’s issued and outstanding common stock were offered for sale by 7 of its stockholders. The selling security holders will sell at a fixed price of $0.05 per share. The Company will incur legal and accounting fees in connection with the S-1 filing, but will receive no proceeds from the offering.

Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 25, 2013, we formally informed Sadler, Gibb & Associates, LLC of their dismissal as our company’s independent registered public accounting firm.

The reports of Sadler, Gibb & Associates, LLC on our company’s financial statements as of and for the fiscal years ended January 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended January 31, 2013 and 2012, and through November 25, 2013, there were no disagreements with Sadler, Gibb & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sadler, Gibb & Associates, LLC, would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On November 25, 2013, our company engaged Anderson Bradshaw PLLC as our new independent registered public accounting firm. During the two most recent fiscal years and through November 25, 2013, our company had not consulted with Anderson Bradshaw PLLC regarding any of the following:

(i)	the application of accounting principles to a specific transaction, either completed or proposed;

(ii)

the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Anderson Bradshaw PLLC concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.            Other Information

None.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Michael J. Johnson	President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	44	January 3, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael J. Johnson - President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director

Michael J. Johnson has acted as our president, chief financial officer, chief executive officer, treasurer, secretary and director since January 3, 2013. Michael J. Johnson has over 25 years of experience as a seasoned business owner and management consultant.

From 1996 to 2004, Mr. Johnson was president and chief executive officer of Beland Distribution, a company that specialized in providing products to Loblaws and Independent Grocers throughout Ontario, Canada. As president and chief executive officer, his primary duty and responsibility was managing the company’s day-to-day operations.

From 2008 to 2010, Mr. Johnson was a consultant for World Wide Funding Group Int. and Dexia Banque Int. in Luxembourg. As a consultant, his duties and responsibilities were to manage international clients who were looking for alternative investments.

In 2010, Mr. Johnson founded MJ LTD, a small consulting firm that specialized in planning and managing business operations and start-up projects. As founder and president, his primary duty and responsibility was managing the company’s day-to-day operations. MJ LTD has worked with companies who primary look for startup capital.

We appointed Mr. Johnson as our company’s principal officer and director because of his business management, and investor relations skills and his experience with startup companies.

Our board of directors consists solely of Michael J. Johnson.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our company.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended January 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Blue Sky Petroleum Inc., 17470 N. Pacesetter Way, Scottsdale, Arizona, 85255.

Nomination Process

As of January 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.            Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Johnson(1) President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2014 2013	35,000 10,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	35,000 10,000
Patrick Laferriere(2) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Director	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Jay W. A. Mancini(3) Former Treasurer	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)

Mr. Johnson was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on January 3, 2013. $17,000 of Mr. Johnson’s 2014 compensation remains unpaid at January 31, 2014.

(2)

Mr. Laferriere was appointed as president, chief financial officer, treasurer, secretary and director on August 26, 2010 and resigned as treasurer on March 21, 2012 and as president, secretary, treasurer and chief financial officer and director on January 3, 2013.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2014.

Option Exercises

During our fiscal year ended January 31, 2014 there were no options exercised by our named officers.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 23, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael J. Johnson(2) 3702 South Virginia Street, Suite G12-401 Reno, NV	Common	55,000,000	53.7%
Directors and Officers as a group	Common	55,000,000	53.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 23, 2014. As of April 23, 2014, there were 102,506,667shares of our company’s common stock issued and outstanding.

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

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director consisting of Michael J. Johnson. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.            Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and for the fiscal year ended January 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2014 $	January 31, 2013 $
Audit Fees	6,000	7,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	6,000	7,750

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

PART IV

Item 15.            Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

(10)	Material Contracts

Exhibit	Description
Number

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)

10.2	Amending Agreement with Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)

10.3	Assignment Agreement with Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended January 31, 2014 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BLUE SKY PETROLEUM INC.
(Registrant)
Dated: April 29, 2014	/s/ Michael J. Johnson
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

Dated: April 29, 2014	/s/ Michael J. Johnson
Michael J. Johnson
President, Secretary, Chief Executive Officer, Chief
Financial Officer, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)