Form 10-Q
period 2014-04-30
BLUE SKY PETROLEUM INC.
filed 2014-06-06
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52010

BLUE SKY PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17470 N. Pacesetter Way, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

480-305-2041
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

102,506,667 common shares issued and outstanding as of June 5, 2014.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

April 30, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4 – F-6

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2014	2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,218	$8,178

TOTAL CURRENT ASSETS	2,218	8,178

TOTAL ASSETS	$2,218	$8,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,867	$5,614
Due to related party	60,670	54,170

TOTAL LIABILITIES	78,537	59,784

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,506,667 common shares (January 31, 2014 – 102,506,667)	102,507	102,507
Additional paid-in-capital	495,287	495,287
Deficit accumulated during the exploration stage	(674,113)	(649,400)

TOTAL STOCKHOLDERS’ DEFICIT	(76,319)	(51,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,218	$8,178

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			February 2,
			2005
	Three months	Three months	(Inception) to
	ended April 30,	ended April 30,	April 30,
	2014	2013	2014
Operating expenses
Donated services	$-	$-	$4,500
Exploration expenses	-	-	75,000
Loss on sale of resource property	-	-	50,000
Management compensation	7,500	18,000	52,500
Professional fees	15,784	5,593	361,126
General and administrative	1,429	3,201	74,121

Total operating expenses	24,713	26,794	617,247

Net loss before other expenses	(24,713)	(26,794)	(617,247)

Other expenses
Loss on settlement of debt	-	-	56,866
Total other expenses	-	-	56,866

Net loss	$(24,713)	$(26,794)	$(674,113)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,506,667	102,220,000

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			February 2,
			2005
	Three months	Three months	(Inception) to
	ended April	ended April	April 30,
	30, 2014	30, 2013	2014
Operating Activities
Net Loss	$(24,713)	$(26,794)	$(674,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated services	-	-	4,500
Expenses paid by Company shareholder	-	120	13,360
Loss on debt settlement	-	-	56,866
Loss on sale of resource property	-	-	50,000

Changes in working capital:
Due to related party	6,500	-	23,500
Accounts payable and accrued liabilities	12,253	2,124	17,867

Net cash used in operating activities	(5,960)	(24,550)	(508,020)

Investing Activities
Acquisition of resource property	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

Financing Activities
Proceeds from notes payable	-	-	97,278
Repayment on notes payable	-	-	(20,000)
Proceeds from related party payable	-	-	33,000
Proceeds from the issuance of capital stock	-	-	280,000
Proceeds from stock subscriptions payable	-	-	169,960

Net cash provided by financing activities	-	-	560,238

Net Changes in Cash	(5,960)	(24,550)	2,218

Cash at Beginning of Period	8,178	39,309	-

Cash at End of Period	$2,218	$14,759	$2,218

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$-	$169,960
Common stock issued for debt settlement	$-	$-	$86,468

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014 and January 31, 2014
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

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

4. RELATED PARTY TRANSACTIONS

During the period ended April 30, 2014, the Company paid or accrued management salaries of $7,500 (January 31, 2014 - $35,000) to a director and a former director of the Company. At April 30, 2014 $60,670 (January 31, 2014 - $54,170) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At April 30, 2014 and January 31, 2014, the Company had 102,506,667 and 102,506,667 shares issued and outstanding respectively.

At April 30, 2014 and January 31, 2014 the Company had no issued or outstanding stock options or warrants.

At January 31, 2011, the Company had received $99,960 in advance for the issuance of 36,000,000 shares of common stock at a price of $0.00278 per share. On March 4, 2011, these shares of common stock were issued in full satisfaction of the stock subscription payable.

On July 14, 2011, the Company issued 300,000 shares of capital stock for cash at $0.3333 per share, for an aggregate value of $100,000.

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

During the year ended January 31, 2014, the Company issued 286,667 shares of common stock at a deemed price of $0.50 per share to settle a debt of $86,468.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

6. RESOURCE PROPERTY

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

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
Net loss before income taxes	$(24,713)	$(26,794)
Statutory tax rate	34%	34%

Income tax recovery	(8,402)	(9,110)
Valuation allowance	8,402	9,110

	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The Company has not filed income tax returns since inception. Tax authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, activities, debt and equity positions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material. Management’s assessment is subject to uncertainty. All tax years from inception are open to examination by the Internal Revenue Service.

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended April 30, 2014 and 2013. At April 30, the Company has net operating loss carryforwards, which expire commencing in 2033 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

BLUE SKY PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

7. INCOME TAXES (Continued)

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

8. SUBSEQUENT EVENTS

Management has evaluated events occurring between the end of the fiscal quarter, April 30, 2014, to the date when the financial statements were issued.

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

Anticipated Cash Requirements

Based on our net loss of $24,713 incurred during the three month period ended April 30, 2014, our monthly usage rate is approximately $8,238. We estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2014 to be as follows:

Estimated Expenses For the Twelve Month Period ending April 30, 2015
Management compensation	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $110,000 that we require for the next 12 months, we had $2,218 in cash as of April 30, 2014, and a working capital deficit of $76,319. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended April 30, 2014 compared to three months ended April 30, 2013.

		Three		Three
		months		months
		ended		ended
		April 30,		April 30,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$24,713		$26,794
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(24,713)		$(26,794)

Our operating expenses for the three month periods ended April 30, 2014 and April 30, 2013 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	April 30,	April 30,
	2014	2013
Management compensation	$7,500	$18,000
Professional fees	$15,784	$5,593
General and administrative	$1,429	$3,201

Operating expenses for the three months ended April 30, 2014 decreased by 7.8% as compared to the comparative period in April 30, 2013 primarily as a result of decreases in management compensation and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	January 31,	Increase/
	2014	2014	(Decrease)
Current Assets	$2,218	$8,178	(72.9)%
Current Liabilities	$78,537	$59,784	31.4%
Working Capital (deficiency)	$(76,319)	$(51,606)	47.9%

Cash Flows

		Three Months		Three Months
		Ended		Ended
		April 30,		April 30,
		2014		2013
Net cash used in operating activities		$(5,960)		$(24,550)
Net cash provided by financing activities	$	Nil	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(5,960)		$(24,550)

Operating Activities

Net cash used in operating activities for the three months ended April 30, 2014 was $5,960 compared with $24,550 for the three months ended April 30, 2013. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the three months ended April 30, 2014 was $Nil compared with $Nil for the three months ended April 30, 2013.

Investing Activities

Net cash provided by investing activities for the three months ended April 30, 2014 was $Nil compared with $Nil for the three months ended April 30, 2013.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: June 6, 2014	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)