Form 10-Q
period 2014-07-31
BLUE SKY PETROLEUM INC.
filed 2014-09-11
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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
[X] YES      [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

102,506,667 common shares issued and outstanding as of September 9, 2014.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4 – F-7

BLUE SKY PETROLEUM INC.
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2014	2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$673	$8,178

TOTAL CURRENT ASSETS	673	8,178

TOTAL ASSETS	$673	$8,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,536	$5,614
Due to related party	73,170	54,170

TOTAL LIABILITIES	93,706	59,784

STOCKHOLDERS’ DEFICIT
Capital stock Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,506,667 common shares (January 31, 2014 – 102,506,667)	102,507	102,507
Additional paid-in-capital	495,287	495,287
Deficit accumulated during the exploration stage	(690,827)	(649,400)

TOTAL STOCKHOLDERS’ DEFICIT	(93,033)	(51,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$673	$8,178

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Operating expenses
Management compensation	$7,500	$-	$15,000	$18,000
Professional fees	7,165	7,696	22,949	13,289
General and administrative	2,049	4,505	3,478	7,706

Total operating expenses	16,714	12,201	41,427	38,995

Net loss before other expenses	(16,714)	(12,201)	(41,427)	(38,995)

Other expenses
Loss on settlement of debt	-	(56,866)	-	(56,866)
Total other expenses	-	(56,866)	-	(56,866)

Net loss	$(16,714)	$(69,067)	$(41,427)	$(95,861)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,506,667	102,441,232	102,506,667	102,332,449

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

(Unaudited)

	Six months	Six months
	ended	ended
	July 31, 2014	July 31, 2013
Operating Activities
Net Loss	$(41,427)	$(95,861)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	-	120
Loss on debt settlement	-	56,866

Changes in working capital:
Due to related party	19,000
Accounts payable and accrued liabilities	14,922	1,444

Net cash used in operating activities	(7,505)	(37,431)

Financing Activities
Proceeds from related party payable	-	10,000

Net cash provided by financing activities	-	10,000

Net Changes in Cash	(7,505)	(27,431)

Cash at Beginning of Period	8,178	39,309

Cash at End of Period	$673	$11,878

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$-
Common stock issued for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014 and January 31, 2014
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

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

4. RELATED PARTY TRANSACTIONS

During the period ended July 31, 2014, the Company paid or accrued management salaries of $15,000 (January 31, 2014 - $35,000) to a director and a former director of the Company. At July 31, 2014 $73,170 (January 31, 2014 - $54,170) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At July 31, 2014 and January 31, 2014, the Company had 102,506,667 shares issued and outstanding.

At July 31, 2014 and January 31, 2014 the Company had no issued or outstanding stock options or warrants.

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
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014 and January 31, 2014
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

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
Net loss before income taxes	$(41,427)	$(95,861)
Statutory tax rate	34%	34%

Income tax recovery	(14,085)	(32,593)
Valuation allowance	14,085	32,593

	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended July 31, 2014 and 2013. At July 31, 2014, the Company has net operating loss carryforwards, which expire commencing in 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

7. INCOME TAXES (Continued)

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through July 31, 2014, but believes that the provisions will not limit the availability of losses to offset future income.

8. SUBSEQUENT EVENTS

Management has evaluated events occurring between the end of the fiscal quarter, July 31, 2014, to the date when the financial statements were issued.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2015.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our programs.

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

Anticipated Cash Requirements

Based on our net loss of $41,427 incurred during the six month period ended July 31, 2014, our monthly usage rate is approximately $6,900. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2014 to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2015
Management compensation	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $110,000 that we require for the next 12 months, we had $673 in cash as of July 31, 2014, and a working capital deficit of $93,033. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended July 31, 2014 compared to three months ended July 31, 2013.

		Three		Three
		months		months
		ended		ended
		July 31,		July 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$16,714		$12,201
Total Other Expenses	$	Nil		$56,866
Net Loss		$(16,714)		$(69,067)

Expenses

Our operating expenses for the three month periods ended July 31, 2014 and July 31, 2013 are outlined in the table below:

	Three		Three
	months		months
	ended		ended
	July 31,		July 31,
	2014		2013
Management salaries	$7,500	$	Nil
Professional fees	$7,165		$7,696
General and administrative	$2,049		$4,505

Operating expenses for the three months ended July 31, 2014 increased by 37% as compared to the comparative period in July 31, 2013 primarily as a result of increases in management compensation, partially offset by decreases in professional fees and general and administrative expenses.

Six months ended July 31, 2014 compared to six months ended July 31, 2013.

		Six		Six
		months		months
		ended		ended
		July 31,		July 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$41,427		$38,995
Total Other Expenses	$	Nil		$56,866
Net Loss		$(41,427)		$(95,861)

Expenses

Our operating expenses for the six month periods ended July 31, 2014 and July 31, 2013 are outlined in the table below:

	Six	Six
	months	months
	ended	ended
	July 31,	July 31,
	2014	2013
Management salaries	$15,000	$18,000
Professional fees	$22,949	$13,289
General and administrative	$3,478	$7,706

Operating expenses for the six months ended July 31, 2014 increased by 6.2% as compared to the comparative period in July 31, 2013 primarily as a result of an increase in professional fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	July 31,	January 31,	Increase/
	2014	2014	(Decrease)
Current Assets	$673	$8,178	(91.8)%
Current Liabilities	$93,706	$59,784	56.7%
Working Capital (deficiency)	$(93,033)	$(51,606)	80.3%

Cash Flows

		Six Months		Six Months
		Ended		Ended
		July 31,		July 31,
		2014		2013
Net cash used in operating activities		$(7,505)		$(37,431)
Net cash provided by financing activities	$	Nil		$10,000
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(7,505)		$(27,431)

Operating Activities

Net cash used in operating activities for the six months ended July 31, 2014 was $7,505 compared with $37,431 for the six months ended July 31, 2013. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2014 was $Nil compared with $10,000 for the six months ended July 31, 2013.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: September 10, 2014	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)