Form 10-Q
period 2014-10-31
BLUE SKY PETROLEUM INC.
filed 2014-12-10
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

102,506,667 common shares issued and outstanding as of December 9, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4 – F-7

BLUE SKY PETROLEUM INC.
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	October 31,	January 31,
	2014	2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,128	$8,178

TOTAL CURRENT ASSETS	1,128	8,178

TOTAL ASSETS	$1,128	$8,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,590	$5,614
Due to related party	95,948	54,170

TOTAL LIABILITIES	109,538	59,784

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 102,506,667 common shares (January 31, 2014 – 102,506,667)	102,507	102,507
Additional paid-in-capital	495,287	495,287
Accumulated deficit	(706,204)	(649,400)

TOTAL STOCKHOLDERS’ DEFICIT	(108,410)	(51,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,128	$8,178

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Operating expenses
Management compensation	$7,500	$8,000	$22,500	$26,000
Professional fees	3,956	2,915	26,905	16,204
General and administrative	3,921	8,224	7,399	15,930

Total operating expenses	15,377	19,139	56,804	58,134

Net loss before other expenses	(15,377)	(19,139)	(56,804)	(58,134)

Other expenses
Loss on settlement of debt	-	-	-	(56,866)
Total other expenses	-	-	-	(56,866)

Net loss	$(15,377)	$(19,139)	$(56,804)	$(115,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	102,506,667	102,506,667	102,506,667	102,391,160

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine months	Nine months
	ended	ended
	October 31,	October 31,
	2014	2013
Operating Activities
Net Loss	$(56,804)	$(115,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	-	1,326
Loss on debt settlement	-	56,866

Changes in working capital:
Due to related party	33,778	8,000
Accounts payable and accrued liabilities	7,976	(14,823)

Net cash used in operating activities	(15,050)	(63,631)

Financing Activities
Proceeds from related party payable	8,000	33,000

Net cash provided by financing activities	8,000	33,000

Net Changes in Cash	(7,050)	(30,631)

Cash at Beginning of Period	8,178	39,309

Cash at End of Period	$1,128	$8,678

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$-
Common stock issued for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2014 and January 31, 2014
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

The Company has not generated any revenues from operations. The Company will obtain additional funding by borrowing funds from its director and officer, or by private placement of common stock. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2014 and January 31, 2014
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

4. RELATED PARTY TRANSACTIONS

During the period ended October 31, 2014, the Company paid or accrued management salaries of $22,500 (October 31, 2013 - $26,000) to a director and a former director of the Company. At October 31, 2014 $95,948 (January 31, 2013 - $54,170) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At October 31, 2014 and January 31, 2014, the Company had 102,506,667 shares issued and outstanding.

At October 31, 2014 and January 31, 2014 the Company had no issued or outstanding stock options or warrants.

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
October 31, 2014 and January 31, 2014
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

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
Net loss before income taxes	$(56,804)	$(115,000)
Statutory tax rate	34%	34%

Income tax recovery	(19,313)	(39,100)
Valuation allowance	19,313	39,100

	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended October 31, 2014 and 2013. At October 31, the Company has net operating loss carryforwards, which expire commencing in 2034. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2014 and January 31, 2014
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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the periods ended October 31, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our statements of operations in general and administrative expenses. As of October 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

8. SUBSEQUENT EVENTS

Management has evaluated events occurring between the end of the fiscal quarter, October 31, 2014, to the date when the financial statements were issued.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2015.

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

Anticipated Cash Requirements

Based on our net loss of $56,804 incurred during the nine month period ended October 31, 2014, our monthly usage rate is approximately $6,312. We estimate our operating expenses and working capital requirements for the twelve month period beginning November 1, 2014 to be as follows:

Estimated Expenses For the Twelve Month Period ending October 31, 2015
Management compensation	$80,000
Professional fees	$20,000
General and administrative	$10,000
Total	$110,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $110,000 that we require for the next 12 months, we had $1,128 in cash as of October 31, 2014, and a working capital deficit of $108,410. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended October 31, 2014 compared to three months ended October 31, 2013.

		Three		Three
		months		months
		ended		ended
		October 31,		October 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$15,377		$19,139
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(15,377)		$(19,139)

Expenses

Our operating expenses for the three month periods ended October 31, 2014 and October 31, 2013 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	October 31,	October 31,
	2014	2013
Management salaries	$7,500	$8,000
Professional fees	$3,956	$2,915
General and administrative	$3,921	$8,224

Operating expenses for the three months ended October 31, 2014 decreased by 19.66% as compared to the comparative period in October 31, 2013 primarily as a result of decreases in management salaries and general and administrative expenses.

Nine months ended October 31, 2014 compared to nine months ended October 31, 2013.

		Nine		Nine
		months		months
		ended		ended
		October 31,		October 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$56,804		$58,134
Total Other Expenses	$	Nil		$56,866
Net Loss		$(56,804)		$(115,000)

Expenses

Our operating expenses for the nine month periods ended October 31, 2014 and October 31, 2013 are outlined in the table below:

	Nine	Nine
	months	months
	ended	ended
	October 31,	October 31,
	2014	2013
Management salaries	$22,500	$26,000
Professional fees	$26,905	$16,204
General and administrative	$7,399	$15,930

Operating expenses for the nine months ended October 31, 2014 decreased by 2.29% as compared to the comparative period in October 31, 2013 primarily as a result of decreases in management salaries and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	October 31,	January 31,	Increase/
	2014	2014	(Decrease)
Current Assets	$1,128	$8,178	(86.20)%
Current Liabilities	$109,538	$59,784	83.22%
Working Capital (deficiency)	$(108,410)	$(51,606)	110.07%

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		October 31,		October 31,
		2014		2013
Net cash used in operating activities		$(15,050)		$(63,631)
Net cash provided by financing activities		$8,000		$33,000
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(7,050)		$(30,631)

Operating Activities

Net cash used in operating activities for the nine months ended October 31, 2014 was $15,050 compared with $63,631 for the nine months ended October 31, 2013. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2014 was $8,000 compared with $33,000 for the nine months ended October 31, 2013.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)
10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
10.4	Subscription Agreement and Debt Settlement between or company and Patrick Laferriere effective May 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: December 10, 2014	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)