Form 10-K
period 2015-01-31
BLUE SKY PETROLEUM INC.
filed 2015-03-30
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Common stock, par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [     ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ]  No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ x ]  No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ]  No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]  No [     ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2014 was $22,374,666 based on a $0.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
102,506,667 common shares as of March 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Blue Sky Petroleum Inc., unless the context clearly requires or states otherwise.

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

On July 31, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of our company from “Intervia Inc.” to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also on July 31, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 shares and correspondingly, our then issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001. These amendments became effective on August 7, 2012 upon approval from the Financial Industry Regulatory Authority.

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

We were unsuccessful in raising additional capital for this exploration project and therefore did not have sufficient funds to make the required option payments. Consequently, effective August 13, 2012, we entered into an assignment agreement among Timber Wolf Gold Inc., a Nevada corporation, and Gino Chitaroni, wherein we assigned all of our rights, title and interest in and to the option agreement for the Proteus Property to Timber Wolf, with no further obligations to our company.

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

On January 20, 2015, Michael J. Johnson, our sole officer and director, sold all of his 55,000,000 shares of our company’s common stock held in his name to Jin Han Alvin Lee (for 27,500,000 shares) and Kok Seong Lim (for 27,500,000 shares) for an aggregate sum of $275,000 pursuant to the terms of stock purchase agreements between Michael Johnson and Mr. Lee and Mr. Lim. The 27,500,000 shares held by each of Mr. Lee and Mr. Lim amount to an aggregate of approximately 54% of our company’s currently issued and outstanding common stock. The transaction has not been completed and the shares are being held in trust until final payment has been received.

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2016.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2016.

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

OTCBB(1)
Quarter Ended	High	Low
January 31, 2015	$0.05	$0.00
October 31, 2014	$0.5	$0.05
July 31, 2014	$0.5(2)	$0.5(2)
April 30, 2014	$0.5(2)	$0.5(2)
January 31, 2014	$0.5(2)	$0.5(2)
October 31, 2013	$0.5(2)	$0.5(2)
July 31, 2013	N/A(2)	N/A(2)
April 30, 2013	$0.5	$0.5

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On March 20, 2015, the shareholder’s list showed 49 registered shareholders and 102,506,667 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2015.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2015 and January 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2016
Management compensation	$30,000
Professional fees	$20,000
General and administrative	$10,000
Total	$60,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $60,000 that we require for the next 12 months, we had $1,083 in cash as of January 31, 2015, and a working capital deficit of $125,650. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations for the Years Ended January 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2015 and 2014.

Our operating results for the years ended January 31, 2015 and 2014 are summarized as follows:

		Year Ended
		January 31,
		2015	2014
Operating Expenses		$74,044	$73,200
Total Other Expenses	$	Nil	$56,866
Net Loss		$(74,044)	$(130,066)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2015 and January 31, 2014 are outlined in the table below:

	Year Ended
	January 31,
	2015	2014
Management compensation	$30,000	$35,000
Professional fees	$33,553	$19,978
General and administrative	$10,491	$18,222

The increase in operating expenses for the year ended January 31, 2015, compared to the same period in fiscal 2014, was mainly due to an increase in professional fees, mostly offset by decreases in management compensation and general and administrative expenses.

Liquidity and Financial Condition

Working Capital
	At January 31,	At January 31,	Percentage
	2015	2014	Increase/(Decrease)
Current Assets	$1,083	$8,178	(86.7)%
Current Liabilities	$126,733	$59,784	111.98%
Working Capital	$(125,650)	$(51,606)	(143.48)%

Cash Flows
		At January 31,		At January 31,	Percentage
		2015		2014	Increase/(Decrease)
Net cash used in operations		$(14,095)		$(64,131)	$78.02%
Net cash provided by financing activities		$7,000		$33,000	$(78.8)%
Net cash used in investing activities	$	Nil	$	Nil	$0%
Increase (Decrease) in Cash During the Period		$(7,095)		$(31,131)	$77.2%

We had cash in the amount of $1,083 as of January 31, 2015 as compared to $8,178 as of January 31, 2014. We had a working capital deficit of $125,650 as of January 31, 2015 compared to working capital deficit of $51,606 as of January 31, 2014. The decrease in net cash used for the year ended January 31, 2015, compared to the same period in fiscal 2014, was mainly due to decreases in loss on debt settlement.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2015, our company does not have an interest in a mineral property.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

BLUE SKY PETROLEUM INC.

FINANCIAL STATEMENTS

January 31, 2015 and January 31, 2014
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russell E. Anderson, CPA
Russ Bradshaw, CPA	To the Board of Directors and Stockholders Blue Sky Petroleum Inc.
William R. Denney, CPA
Kristofer Heaton, CPA

We have audited the accompanying balance sheets of Blue Sky Petroleum Inc. (the “Company”) as of January 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sky Petroleum Inc. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

abcpas.net	/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
March 25, 2015

BLUE SKY PETROLEUM INC.
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$1,083	$8,178

TOTAL CURRENT ASSETS	1,083	8,178

TOTAL ASSETS	$1,083	$8,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,532	$5,614
Due to related party	107,201	54,170

TOTAL LIABILITIES	126,733	59,784

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
225,000,000 common shares, $0.001 par value,
Issued and outstanding
102,506,667 common shares (2014 – 102,506,667)	102,507	102,507
Additional paid-in-capital	495,287	495,287
Accumulated deficit	(723,444)	(649,400)

TOTAL STOCKHOLDERS’ DEFICIT	(125,650)	(51,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,083	$8,178

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended	Year ended
	January 31,	January 31,
	2015	2014
Operating expenses
Management compensation	$30,000	$35,000
Professional fees	33,553	19,978
General and administrative	10,491	18,222

Total operating expenses	74,044	73,200

Net loss before other expenses	(74,044)	(73,200)

Other expenses
Loss on settlement of debt	-	56,866
Total other expenses	-	56,866

Net loss	$(74,044)	$(130,066)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	102,506,667	102,420,274

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2013	102,220,000	$102,220	$352,240	$(519,334)	$(64,874)
Capital stock issued for debt settlement	286,667	287	143,047	-	143,334
Net loss	-	-	-	(130,066)	(130,066)
Balance, January 31, 2014	102,506,667	102,507	495,287	(649,400)	(51,606)
Net loss				(74,044)	(74,044)
Balance, January 31, 2015	102,506,667	$102,507	$495,287	$(723,444)	$(125,650)

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended	Year ended
	January 31,	January 31,
	2015	2014
Operating Activities
Net Loss	$(74,044)	$(130,066)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	16,031	4,170
Loss on debt settlement	-	56,866

Changes in working capital:
Due to related party	30,000	17,000
Accounts payable and accrued liabilities	13,918	(12,101)

Net cash used in operating activities	(14,095)	(64,131)

Financing Activities
Proceeds from related party payable	7,000	33,000

Net cash provided by financing activities	7,000	33,000

Net Changes in Cash	(7,095)	(31,131)

Cash at Beginning of Year	8,178	39,309

Cash at End of Year	$1,083	$8,178

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for subscriptions payable	$-	$-
Common stock issued for debt settlement	$-	$86,468

The accompanying notes are an integral part of these financial statements

BLUE SKY PETROLEUM INC.

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015 and 2014
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

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015 and 2014
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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of January 31, 2015, the Company does not have an interest in a mineral property.

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

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015 and 2014
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

BLUE SKY PETROLEUM INC.

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015 and 2014
(Stated in US Dollars)

4. RELATED PARTY TRANSACTIONS

During the year ended January 31, 2015, the Company paid or accrued management salaries of $30,000 (2014 - $35,000) to a director and a former director of the Company. At January 31, 2015 $107,201 (2014 - $54,170) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At January 31, 2015 and 2014, the Company had 102,506,667 shares issued and outstanding.

At January 31, 2015 and 2014 the Company had no issued or outstanding stock options or warrants.

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

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
Net loss before income taxes	$(74,044)	$(130,066)
Statutory tax rate	34%	34%

Income tax recovery	(25,175)	(44,222)
Valuation allowance	25,175	44,222

	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

BLUE SKY PETROLEUM INC.

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015 and 2014
(Stated in US Dollars)

6. INCOME TAXES (Continued)

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2015 and 2014. At January 31, 2015 the Company has net operating loss carryforwards, which expire commencing in 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2015, but believes that the provisions will not limit the availability of losses to offset future income.

7. SUBSEQUENT EVENTS

On January 20, 2015, Michael J. Johnson, the Company’s sole officer and director sold all of his 55,000,000 shares of the Company’s common stock held in his name to Jin Han Alvin Lee (for 27,500,000 shares) and Kok Seong Lim (for 27,500,000 shares) for an aggregate sum of $275,000 pursuant to the terms of Stock Purchase Agreements between Michael Johnson and Mr. Lee and Mr. Lim. The 27,500,000 shares held by each of Mr. Lee and Mr. Lim amount to an aggregate of approximately 54% of our company’s currently issued and outstanding common stock. The transaction has not been completed and the shares are being held in trust until final payment has been received.

Management has evaluated events occurring between the end of the fiscal year, January 31, 2015, to the date when the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of January 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Michael J. Johnson	President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	45	January 3, 2013

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Nomination Process

As of January 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Johnson(1) President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2015 2014	30,000 35,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000(2) 35,000(3)

(1)	Mr. Johnson was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on January 3, 2013.
(2)	$30,000 of Mr. Johnson’s 2015 compensation remains unpaid at January 31, 2015.
(3)	$17,000 of Mr. Johnson’s 2014 compensation remains unpaid at January 31, 2014.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2015.

Option Exercises

During our fiscal year ended January 31, 2015 there were no options exercised by our named officers.

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

The following table sets forth, as of March 20, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael J. Johnson (2) 3702 South Virginia Street, Suite G12- 401 Reno, NV	Common	Nil (3)	0%
Directors and Officers as a group	Common	Nil	0%
Jin Han Alvin Lee Lengkok Bahru Block 53 Unit 08-317 Singapore, 15003 Singapore	Common	27,500,000 (3)	26.83%
Kok Seong Lim 11 J1N 6 TMN KSM Heights Mentakab Pahang, 284000 Malasia	Common	27,500,000 (3)	26.83%
Over 5% Shareholders as a group	Common	55,000,000	53.66%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2015. As of March 20, 2015, there were 102,506,667 shares of our company’s common stock issued and outstanding.

(2)	Michael Johnson has acted as our sole officer and director since January 3, 2013.
(3)	The transaction has not been completed and the shares issued are being held in trust until final payment has been received.

Changes in Control

On January 20, 2015, Michael J. Johnson, our sole officer and director sold all of his 55,000,000 shares of our company’s common stock held in his name to Jin Han Alvin Lee (for 27,500,000 shares) and Kok Seong Lim (for 27,500,000 shares) for an aggregate sum of $275,000 pursuant to the terms of Stock Purchase Agreements between Michael Johnson and Messrs. Lee and Lim. The 27,500,000 shares held by each of Mr. Lee and Mr. Lim amount to an aggregate of approximately 54% of our company’s currently issued and outstanding common stock. The transaction has not been completed and the shares are being held in trust until final payment has been received.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended January 31, 2015, our company paid or accrued management salaries of $30,000 (2014 - $35,000) to a director and a former director of our company. At January 31, 2015 $107,201 (2014 - $54,170) is owed to our company’s president for compensation, advances and expenses paid by the president.

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

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2015 and for the fiscal year ended January 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2015 $	January 31, 2014 $
Audit Fees	9,000	6,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,000	6,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10- K filed on December 15, 2010)
10.2	Amending Agreement with Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement with Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: March 30, 2015	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary, and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)