Form 10-Q
period 2015-04-30
BLUE SKY PETROLEUM INC.
filed 2015-06-15
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52010

BLUE SKY PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit A, 21st Floor, 128 Wellington Street, Central Hong Kong	________
(Address of principal executive offices)	(Zip Code)

852-3106-3133
(Registrant’s telephone number, including area code)

17470 N. Pacesetter Way, Scottsdale, AZ 85255
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

95,306,667 common shares issued and outstanding as of June 9, 2015.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLUE SKY PETROLEUM INC.

CONDENSED FINANCIAL STATEMENTS

April 30, 2015 and January 31, 2015
(Stated in US Dollars)
(Unaudited)

BLUE SKY PETROLEUM INC.
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2015	2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$107,360	$1,083

TOTAL CURRENT ASSETS	107,360	1,083

TOTAL ASSETS	$107,360	$1,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,335	$19,532
Due to related parties	232,070	107,201

TOTAL LIABILITIES	242,405	126,733

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
225,000,000 common shares, $0.001 par value,
Issued and outstanding
102,506,667 common shares (January 31, 2015 – 102,506,667)	102,507	102,507
Additional paid-in-capital	495,287	495,287
Accumulated deficit	(732,839)	(723,444)

TOTAL STOCKHOLDERS’ DEFICIT	(135,045)	(125,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,360	$1,083

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30, 2015	April 30, 2014
Operating expenses
Management compensation	$-	$7,500
Professional fees	4,328	15,784
General and administrative	5,067	1,429

Total operating expenses	9,395	24,713

Net loss	$(9,395)	$(24,713)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	102,506,667	102,506,667

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2015	2014
Operating Activities
Net Loss	$(9,395)	$(24,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	5,032	-

Changes in working capital:
Due to related party	-	6,500
Accounts payable and accrued liabilities	(9,197)	12,253

Net cash used in operating activities	(13,560)	(5,960)

Financing Activities
Proceeds from related party payable	119,837	-

Net cash provided by financing activities	119,837	-

Net Changes in Cash	106,277	(5,960)

Cash at Beginning of Period	1,083	8,178

Cash at End of Period	$107,360	$2,218

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2015 and January 31, 2015
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

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10 K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

F-4

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2015 and January 31, 2015
(Stated in US Dollars)
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the period April 30, 2015, the Company paid or accrued management salaries of $Nil (January 31, 2015 - $30,000) to a director and a former director of the Company. At April 30, 2015 $114,869 (January 31, 2015 - $107,201) is owed to the Company’s president for compensation, advances and expenses paid by the president. During the quarter, the president assigned $117,201 of his debt to another related party. Total related party debt at April 30, 2015 is $232,070. Advances during the quarter were $119, 837 and expenses paid were $5,032.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. At April 30, 2015 and January 31, 2015, the Company had 102,506,667 shares issued and outstanding.

At April 30, 2015 and January 31, 2015 the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
Net loss before income taxes	$ (9,395)	$ (24,713)
Statutory tax rate	34%	34%

Income tax recovery	(3,194)	(8,402)
Valuation allowance	3,194	8,402

	$ -	$ -

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

F-4

BLUE SKY PETROLEUM INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2015 and January 31, 2015
(Stated in US Dollars)
(Unaudited)

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended April 30, 2015 and 2014. At April 30, 2015 the Company has net operating loss carryforwards, which expire commencing in 2026 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

7. SUBSEQUENT EVENTS

On May 12, 2015, the Company received and accepted the resignation of Michael Johnson as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

On May 12, 2015, the Company appointed Karsanbhai Hirachan as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

On June 4, 2015, the Company received and accepted the resignation of Karsanbhai Hirachan as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

On June 4, 2015, the Company appointed Alvin Lee Jin Han as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

Of the total related party debt at April 30, 2015 of $232,070, subsequent to the end of the period, a substantial portion of such debt has been retired with the exception of the assigned debt in the amount of $117,201 (Note 4) which remains outstanding and due and owing.

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

The address of our principal executive office is Unit A, 21st Floor, 128 Wellington Street, Central Hong Kong. Our telephone number is 852-3106-3133.

Our Current Business

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2016.

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

Anticipated Cash Requirements

Based on our net loss of $9,395 incurred during the three month period ended April 30, 2015, our recent monthly usage rate has been approximately $3,200. However, we estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2015 to be as follows:

Estimated Expenses For the Twelve Month Period ending April 30, 2016
Management compensation	$120,000
Professional fees	$60,000
General and administrative	$150,000
Total	$330,000

We had $107,360 in cash as of April 30, 2015, and a working capital deficit of $135,045. However, subsequent to the end of the period the cash balance has been applied towards outstanding indebtedness. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended April 30, 2015 compared to three months ended April 30, 2014.

		Three		Three
		months		months
		ended		ended
		April 30,		April 30,
		2015		2014
Revenue	$	Nil	$	Nil
Operating Expenses		$9,395		$24,713
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(9,395)		$(24,713)

Expenses

Our operating expenses for the three month periods ended April 30, 2015 and April 30, 2014 are outlined in the table below:

		Three	Three
		months	months
		ended	ended
		April 30,	April 30,
		2015	2014
Exploration services	$	Nil	Nil
Management compensation	$	Nil	$7,500
Professional fees		$4,328	$15,784
General and administrative		$5,067	$1,429

Operating expenses for the three months ended April 30, 2015 decreased by 62% as compared to the comparative period in April 30, 2014 primarily as a result of decreases in professional fees and management compensation.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	January 31,	Increase/
	2015	2015	(Decrease)
Current Assets	$107,360	$1,083	9,813.2%
Current Liabilities	$242,405	$126,733	91%
Working Capital (deficiency)	$(135,045)	$(125,650)	7%

Cash Flows

		Three Months
		Ended
		April 30,
		2015
Net cash used in operating activities		$(13,560)
Net cash provided by financing activities		$119,837
Net cash used in investing activities	$	Nil
Net increase in cash		$106,277

Operating Activities

Net cash used in operating activities for the three months ended April 30, 2015 was $13,560 compared with $5,960 for the three months ended April 30, 2014. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by activities for the three months ended April 30, 2015 was $119,837 (provided by related party advances) compared with $Nil for the nine months ended April 30, 2014.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

BLUE SKY PETROLEUM INC.
(Registrant)

Dated: June 15, 2015	/s/ Alvin Lee Jin Han
Alvin Lee Jin Han
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)