Form 10-Q
period 2015-07-31
Asian Development Frontier Inc.
filed 2015-09-11
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-52010

ASIAN DEVELOPMENT FRONTIER INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chamnan Phenjati Business Center Building
Rama IX Rd, Huai Khwang, Bangkok, Thailand	N/A
(Address of principal executive offices)	(Zip Code)

852-3106-3133
(Registrant’s telephone number, including area code)

BLUE SKY PETROLEUM INC.
Unit A, 21st Floor, 128 Wellington Street, Central Hong Kong
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
95,306,667 common shares issued and outstanding as of September 11, 2015.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)

CONDENSED FINANCIAL STATEMENTS

July 31, 2015 and January 31, 2015
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4 – F-6

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2015	2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-	$1,083

TOTAL CURRENT ASSETS	-	1,083

TOTAL ASSETS	$-	$1,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,094	$19,532
Due to related party	137,277	107,201

TOTAL LIABILITIES	151,371	126,733

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2015 – 102,506,667)	95,307	102,507
Additional paid-in-capital	502,487	495,287
Accumulated deficit	(749,165)	(723,444)

TOTAL STOCKHOLDERS’ DEFICIT	(151,371)	(125,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,083

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Operating expenses
Management compensation	$-	$7,500	$-	$15,000
Professional fees	3,498	7,165	7,826	22,949
General and administrative	12,828	2,049	17,895	3,478

Total operating expenses	16,326	16,714	25,721	41,427

Net loss	$(16,326)	$(16,714)	$(25,721)	$(41,427)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306,667	102,506,667	98,640,000	102,506,667

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six months	Six months
	ended	ended
	July 31, 2015	July 31, 2014
Operating Activities
Net Loss	$(25,721)	$(41,427)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	17,599	-

Changes in working capital:
Due to related party	-	19,000
Accounts payable and accrued liabilities	(5,438)	14,922

Net cash used in operating activities	(13,560)	(7,505)

Financing Activities
Proceeds from related party payable	12,477	-

Net cash provided by financing activities	12,477	-

Net Changes in Cash	(1,083)	(7,505)

Cash at Beginning of Period	1,083	8,178

Cash at End of Period	$-	$673

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015 and January 31, 2015

(Stated in US Dollars)
(Unaudited)

1. NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company was previously in the business of developing fuel cell products in China. During fiscal 2008, the Company suspended the development of their fuel cell products due to the inability to raise sufficient additional financing. Management is currently focusing on identifying, evaluating and negotiating new business opportunities. On July 31, 2012, the Company through a merger with a wholly-owned subsidiary changed its name from Intervia Inc. to Blue Sky Petroleum Inc. Effective July 9, 2015, the Company through a merger with a wholly-owned subsidiary changed its name from Blue Sky Petroleum Inc. to Asian Development Frontier Inc. (the “Company”).

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

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015 and January 31, 2015

(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

4. RELATED PARTY TRANSACTIONS

During the period July 31, 2015, the Company paid or accrued management salaries of $Nil (January 31, 2015 - $30,000) to a director and a former director of the Company. At July 31, 2015 $7,509 (January 31, 2015 - $107,201) is owed to a former director of the Company for compensation, advances and expenses paid by the former director. During the six months ended July 31, 2015, the former director assigned $117,201 of his debt to another related party. Total related party debt at July 31, 2015 is $137,277. Advances during the period were $12,477 and expenses paid were $17,599.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the six months ended July 31, 2015, 7,200,000 shares of common stock were cancelled. At July 31, 2015, the Company had 95,306,667 (January 31, 2015 - 102,506,667) shares issued and outstanding.

At July 31, 2015 and January 31, 2015 the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
Net loss before income taxes	$(25,721)	$(41,427)
Statutory tax rate	34%	34%

Income tax recovery	(8,745)	(14,085)
Valuation allowance	8,745	14,085

	$-	$-

ASIAN DEVELOPMENT FRONTIER INC.
(FORMERLY BLUE SKY PETROLEUM INC.)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015 and January 31, 2015

(Stated in US Dollars)
(Unaudited)

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended July 31, 2015 and 2014. At July 31, 2015 the Company has net operating loss carryforwards, which expire commencing in 2026. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional items to disclose.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Asian Development Frontier Inc., unless otherwise indicated. We have no subsidiaries.

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

Since the suspension of our original business plan, our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholders' investment in our common shares.

On July 31, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of the company from “Intervia Inc.” to “Blue Sky Petroleum Inc.”, by way of a merger with our wholly-owned subsidiary Blue Sky Petroleum Inc., which was created solely for the name change.

Also on July 31, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 3 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 225,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 15,740,000 to 47,220,000 shares of common stock, all with a par value of $0.001. These amendments became effective on August 7, 2012 upon approval from the Financial Industry Regulatory Authority (FINRA).

Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY” to better reflect the new name of our company. The symbol change became effective with the OTC Markets at the opening of trading on September 19, 2012.

On June 10, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Asian Development Frontier Inc., a Nevada corporation, to effect a name change from Blue Sky Petroleum Inc. to Asian Development Frontier Inc. Asian Development Frontier Inc. was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on July 9, 2015. The name change became effective with the OTC Markets at the opening of trading on July 9, 2015 under the symbol "ADFI". Our CUSIP number is 04521W101.

The address of our principal executive office is Chamnan Phenjati Business Center Building. Rama IX Rd, Huai Khwang, Bangkok, Thailand. Our telephone number is 852-3106-3133.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2016.

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

Anticipated Cash Requirements

Based on our net loss of $25,721 incurred during the six month period ended July 31, 2015, our monthly usage rate is approximately $4,300. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2015 to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2016
Management compensation	$120,000
Professional fees	$60,000
General and administrative	$150,000
Total	$330,000

We had $Nil in cash as of July 31, 2015, and a working capital deficit of $151,371. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended July 31, 2015 compared to three months ended July 31, 2014.

		Three months		Three months
		ended July 31,		ended July 31,
		2015		2014

Revenue	$	Nil	$	Nil
Operating Expenses		$16,326		$16,714
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(16,326)		$(16,714)

Expenses

Our operating expenses for the three month periods ended July 31, 2015 and July 31, 2014 are outlined in the table below:

		Three months	Three months
		ended July 31,	ended July 31,
		2015	2014

Management salaries	$	Nil	$7,500
Professional fees		$3,498	$7,165
General and administrative		$12,828	$2,049

Operating expenses for the three months ended July 31, 2015 decreased by 2.3% as compared to the comparative period in July 31, 2014 primarily as a result of a decrease in management fees and professional fees, partially offset by an increase in general and administrative expenses.

Six months ended July 31, 2015 compared to six months ended July 31, 2014.

		Six months		Six months
		ended July 31,		ended July 31,
		2015		2014

Revenue	$	Nil	$	Nil
Operating Expenses		$25,721		$41,427
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(25,721)		$(41,427)

Expenses

Our operating expenses for the six month periods ended July 31, 2015 and July 31, 2014 are outlined in the table below:

		Six months	Six months
		ended July 31,	ended July 31,
		2015	2014

Management salaries	$	Nil	$15,000
Professional fees		$7,826	$22,949
General and administrative		$17,895	$3,478

Operating expenses for the six months ended July 31, 2015 decreased by 37.9% as compared to the comparative period in July 31, 2014 primarily as a result of a decrease in management fees and professional fees, partially offset by an increase in general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

		As at	As at	Percentage
		July 31,	January 31,	Increase/
		2015	2015	(Decrease)
Current Assets	$	Nil	$1,083	(100%	)
Current Liabilities		$151,371	$126,733	19.44%
Working Capital (deficiency)		$(151,371)	$(125,650)	20.47%

Cash Flows

		Six Months Ended		Six Months Ended
		July 31, 2015		July 31, 2014

Net cash used in operating activities		$(13,560)		$(7,505)
Net cash provided by financing activities		$12,477	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(1,083)		$(7,505)

Operating Activities

Net cash used in operating activities for the six months ended July 31, 2015 was $13,560 compared with $7,505 for the six months ended July 31, 2014. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2015 was $12,477 compared with $Nil for the six months ended July 31, 2014.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On June 4, 2015, our board of directors received and accepted the resignation of Karsanbhai Hirachan as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

The resignations did not result from any disagreements with our company regarding our operations, policies, practices or otherwise.

On June 4, 2015, we appointed Alvin Lee Jin Han as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

Item 6.             Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

3.6	Articles of Merger field with the Nevada Secretary of State on June 26, 2015 with an effective date of July 9, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2015)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)

10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)

10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)

10.4	Subscription Agreement and Debt Settlement between or company and Patrick Laferriere effective May 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: September 11, 2015	/s/ Alvin Lee Jin Han
Alvin Lee Jin Han
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)