Form 10-Q
period 2015-10-31
Asian Development Frontier Inc.
filed 2015-12-08
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended October 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

95,306,667 common shares issued and outstanding as of December 4, 2015.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2015 and January 31, 2015
(Stated in US Dollars)
(Unaudited)

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED BALANCE SHEETS

(Stated in US Dollars)

	October 31,	January 31,
	2015	2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-	$1,083

TOTAL CURRENT ASSETS	-	1,083

TOTAL ASSETS	$-	$1,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,135	$19,532
Due to related party	167,222	107,201

TOTAL LIABILITIES	192,357	126,733

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2015 – 102,506,667)	95,307	102,507
Additional paid-in-capital	502,487	495,287
Accumulated deficit	(790,151)	(723,444)

TOTAL STOCKHOLDERS’ DEFICIT	(192,357)	(125,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,083

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Operating expenses
Management compensation	$-	$7,500	$-	$22,500
Professional fees	16,445	3,956	24,271	26,905
General and administrative	24,541	3,921	42,436	7,399

Total operating expenses	40,986	15,377	66,707	56,804

Net loss	$(40,986)	$(15,377)	$(66,707)	$(56,804)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306,667	102,506,667	97,512,549	102,506,667

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Nine months	Nine months
	ended	ended
	October 31,	October 31,
	2015	2014
Operating Activities
Net Loss	$(66,707)	$(56,804)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	47,544	-

Changes in working capital:
Due to related party	-	33,778
Accounts payable and accrued liabilities	5,603	7,976

Net cash used in operating activities	(13,560)	(15,050)

Financing Activities
Proceeds from related party payable	12,477	8,000

Net cash provided by financing activities	12,477	8,000

Net Changes in Cash	(1,083)	(7,050)

Cash at Beginning of Period	1,083	8,178

Cash at End of Period	$-	$1,128

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.

NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015 and January 31, 2015

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

ASIAN DEVELOPMENT FRONTIER INC.

NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015 and January 31, 2015

(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

4. RELATED PARTY TRANSACTIONS

During the period October 31, 2015, the Company paid or accrued management salaries of $Nil (January 31, 2015 - $30,000) to a director and a former director of the Company. At October 31, 2015 $7,509 (January 31, 2015 - $107,201) is owed to a former director of the Company for compensation, advances and expenses paid by the former director. During the nine months ended October 31, 2015, the former director assigned $117,201 of his debt to another related party. Total related party debt at October 31, 2015 is $167,222. Advances during the period were $12,477 and expenses paid were $47,544.

5. COMMON STOCK

On July 31, 2012, the Company effected a three (3) new for one (1) old forward stock split of authorized and issued and outstanding shares of common stock. The effect of the three-for-one stock split has been applied retroactively to reflect the change.

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the nine months ended October 31, 2015, 7,200,000 share of common stock were cancelled. At October 31, 2015, the Company had 95,306,667 (January 31, 2015 - 102,506,667) shares issued and outstanding.

At October 31, 2015 and January 31, 2015 the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

ASIAN DEVELOPMENT FRONTIER INC.

NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015 and January 31, 2015

(Stated in US Dollars)
(Unaudited)

	2015	2014
Net loss before income taxes	$(66,707)	$(56,804)
Statutory tax rate	34%	34%

Income tax recovery	(22,680)	(19,313)
Valuation allowance	22,680	19,313

	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carryforwards, regardless of their time of expiry.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended October 31, 2015 and 2014. At October 31, 2015 the Company has net operating loss carryforwards, which expire commencing in 2026 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were issued, and no material recognizable subsequent events were identified.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2016.

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

Anticipated Cash Requirements

Based on our net loss of $66,707 incurred during the nine month period ended October 31, 2015, our monthly usage rate is approximately $7,400. We estimate our operating expenses and working capital requirements for the twelve month period beginning November 1, 2015 to be as follows:

Estimated Expenses For the Twelve Month Period ending October 31, 2016
Management compensation	$90,000
Professional fees	$60,000
General and administrative	$150,000
Total	$300,000

We had $Nil in cash as of October 31, 2015, and a working capital deficit of $192,357. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended October 31, 2015 compared to three months ended October 31, 2014.

		Three months		Three months
		ended		ended
		October 31,		October 31,
		2015		2014

Revenue	$	Nil	$	Nil
Operating Expenses		$40,986		$15,377
Net Loss		$(40,986)		$(15,377)

Expenses

Our operating expenses for the three month periods ended October 31, 2015 and October 31, 2014 are outlined in the table below:

		Three months	Three months
		ended	ended
		October 31,	October 31,
		2015	2014

Management salaries	$	Nil	$7,500
Professional fees		$16,445	$3,956
General and administrative		$24,541	$3,921

Operating expenses for the three months ended October 31, 2015 increased by 166.54% as compared to the comparative period in October 31, 2014 primarily as a result of an increase in professional fees and general administrative expenses.

Nine months ended October 31, 2015 compared to nine months ended October 31, 2014.

		Nine months		Nine months
		ended		ended
		October 31,		October 31,
		2015		2014

Revenue	$	Nil	$	Nil
Operating Expenses		$66,707		$56,804
Net Loss		$(66,707)		$(56,804)

Expenses

Our operating expenses for the nine month periods ended October 31, 2015 and October 31, 2014 are outlined in the table below:

		Nine months	Nine months
		ended	ended
		October 31,	October 31,
		2015	2014

Management salaries	$	Nil	$22,500
Professional fees		$24,271	$26,905
General and administrative		$42,436	$7,399

Operating expenses for the nine months ended October 31, 2015 increased by 17.43% as compared to the comparative period in October 31, 2014 primarily as a result of an increase in general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

		As at	As at	Percentage
		October 31,	January 31,	Increase/
		2015	2015	(Decrease)
Current Assets	$	Nil	$1,083	(100%	)
Current Liabilities		$192,357	$126,733	51.78%
Working Capital (deficiency)		$(192,357)	$(125,650)	53.09%

Cash Flows

		Nine Months		Nine Months
		Ended October 31,		Ended
		2015		October 31, 2014

Net cash used in operating activities		$(13,560)		$(15,050)
Net cash provided by financing activities		$12,477		$8,000
Net cash used in investing activities	$	Nil	$	Nil
Net decrease in cash		$(1,083)		$(7,050)

Operating Activities

Net cash used in operating activities for the nine months ended October 31, 2015 was $13,560 compared with $15,050 for the nine months ended October 31, 2014. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2015 was $12,477 compared with $8,000 for the nine months ended October 31, 2014.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

On September 16, 2015, we notified our independent registered public accounting firm, Anderson Bradshaw PLLC, that our company had decided to change auditors and was therefore dismissing Anderson Bradshaw, effective immediately. Our company’s decision was approved by our sole director, acting as the audit committee, on that same day, and concurrent with Anderson Bradshaw’s dismissal, our sole director appointed Heaton & Company, PLLC as our new independent registered public accounting firm.

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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: December 8, 2015	/s/ Alvin Lee Jin Han
Alvin Lee Jin Han
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)