Form 10-K
period 2016-01-31
Asian Development Frontier Inc.
filed 2016-05-02
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-52010

ASIAN DEVELOPMENT FRONTIER INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

65/10-12 Floor 1, Chamnan Phenjati Business Center Building
Rama IX Rd, Huai Khwang, Bangkok Thailand	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	852-3106-3133

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2015 was $2,418,400 based on a $0.06 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

95,306,667 common shares as of April 22, 2016

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Asian Development Frontier Inc., unless the context clearly requires or states otherwise.

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

The address of our principal executive office is 65/10-12 Floor 1, Chamnan Phenjati Business Center Building. Rama IX Rd, Huai Khwang, Bangkok, Thailand. Our telephone number is 852-3106-3133.

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

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2017.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2017.

Competition

Currently our company has no mineral properties. We have been, and may become again, a development stage mineral resource exploration company. We may compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we may compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance exploration and to achieve the financing necessary for us to develop mineral properties that we acquire.

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

Item 2.           Properties

Our principal office is located at 65/10-12 Floor 1, Chamnan Phenjati Business Center Building, Rama IX Rd, Huai Khwang, Bangkok, Thailand. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed on the OTC Markets (“OTC”) on August 21, 2006 under the trading symbol “ITVA”. Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY”. On July 9, 2015 our trading symbol changed from "BSKY" to "ADFI" in connection with our change of name.

OTCBB(1)
Quarter Ended	High	Low
January 31, 2016	N/A(2)	N/A(2)
October 31, 2015	N/A(2)	N/A(2)
July 31, 2015	$0.06	$0.06
April 30, 2015	N/A(2)	N/A(2)
January 31, 2015	$0.05	$0.00
October 31, 2014	$0.5	$0.05
July 31, 2014	$0.5(2)	$0.5(2)
April 30, 2014	$0.5(2)	$0.5(2)
January 31, 2014	$0.5(2)	$0.5(2)

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On April 22, 2016, the shareholder’s list showed 46 registered shareholders and 95,306,667 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2016.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2016.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2016 and January 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2017
Management compensation	$	Nil
Professional fees		$60,000
General and administrative		$150,000
Total		$210,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $210,000 that we require for the next 12 months, we had $0 in cash as of January 31, 2016, and a working capital deficit of $208,568. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations for the Years Ended January 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2016 and 2015.

Our operating results for the years ended January 31, 2016 and 2015 are summarized as follows:

		Year Ended
		January 31,
		2016		2015
Operating Expenses		$82,918		$74,044
Total Other Expenses	$	Nil	$	Nil
Net Loss		$(82,918)		$(74,044)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2016 and January 31, 2015 are outlined in the table below:

		Year Ended
		January 31,
		2016	2015
Management compensation	$	Nil	$30,000
Professional fees		$28,069	$33,553
General and administrative		$54,849	$10,491

The increase in operating expenses for the year ended January 31, 2016, compared to the same period in fiscal 2015, was mainly due an increase in general and administrative fees, offset by a reduction in management fees.

Liquidity and Financial Condition

Working Capital

		At January 31,	At January 31,	Percentage
		2016	2015	Increase/(Decrease)
Current Assets	$	Nil	$1,083	(100.00%	)
Current Liabilities		$208,568	$126,733	64.57%
Working Capital		$(208,568)	$(125,650)	65.99%

Cash Flows
		At January 31,		At January 31,	Percentage
		2016		2015	Increase/(Decrease)
Net cash used in operations		$(21,069)		$(14,095)	$49.48%
Net cash provided by financing activities		$19,986		$7,000	$185.51%
Net cash used in investing activities	$	Nil	$	Nil	$0.00%
Increase (Decrease) in Cash During the Period		$(1,083)		$(7,095)	$84.73%

We had cash in the amount of $Nil as of January 31, 2016 as compared to $1,083 as of January 31, 2015. We had a working capital deficit of $208,568 as of January 31, 2016 compared to working capital deficit of $125,650 as of January 31, 2015.

Operating Activities

Net cash used by operating activities for the year ended January 31, 2016 was $21,069 as compared to net cash used in operating activities of $14,095 for the year ended January 31, 2015. The increase of cash used in operating activities was due to an increase in general and administrative expenses.

Financing Activities

Net cash provided by financing activities for the year ended January 31, 2016 was $19,986 as compared to net cash provided by operating activities of $7,000 for the year ended January 31, 2015.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8.           Financial Statements and Supplementary Data

ASIAN DEVELOPMENT FRONTIER INC.
(Formerly BLUE SKY PETROLEUM INC.)

FINANCIAL STATEMENTS

January 31, 2016 and January 31, 2015
(Stated in US Dollars)

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Kristofer Heaton, CPA
William R. Denney, CPA

To The Board of Directors and Stockholders of

Asian Development Frontier, Inc.

We have audited the accompanying balance sheet of Asian Development Frontier, Inc. (the Company) as of January 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Development Frontier, Inc. as of January 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

240 N. East Promontory
Suite 200 Farmington, Utah 84025 (T) 801.218.3523

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

heatoncpas.com	/s/Heaton & Company, PLLC
Farmington, Utah
April 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russell E. Anderson, CPA
Russ Bradshaw, CPA	To the Board of Directors and Stockholders
William R. Denney, CPA	Asian Development Frontier Inc.

We have audited the accompanying balance sheet of Asian Development Frontier Inc. (the “Company”) as of January 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Development Frontier Inc. as of January 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
abcpas.net	Salt Lake City, Utah
March 25, 2015

ASIAN DEVELOPMENT FRONTIER INC.
BALANCE SHEETS
(Stated in US Dollars)

	January 31,	January 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$-	$1,083

TOTAL CURRENT ASSETS	-	1,083

TOTAL ASSETS	$-	$1,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,779	$19,532
Due to related party	175,789	107,201

TOTAL LIABILITIES	208,568	126,733

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2015 – 102,506,667)	95,307	102,507
Additional paid-in-capital	502,487	495,287
Accumulated deficit	(806,362)	(723,444)

TOTAL STOCKHOLDERS’ DEFICIT	(208,568)	(125,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,083

The accompanying notes are an integral part of these financial statements

ASIAN DEVELOPMENT FRONTIER INC.
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended	Year ended
	January 31,	January 31,
	2016	2015
Operating expenses
Management compensation	$-	$30,000
Professional fees	28,069	33,553
General and administrative	54,849	10,491

Total operating expenses	82,918	74,044

Net loss	$(82,918)	$(74,044)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	96,970,229	102,506,667

The accompanying notes are an integral part of these financial statements

ASIAN DEVELOPMENT FRONTIER INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Stated in US Dollars)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2014	102,506,667	102,507	495,287	(649,400)	(51,606)
Net loss	-	-	-	(74,044)	(74,044)
Balance, January 31, 2015	102,506,667	102,507	495,287	(723,444)	(125,650)
Cancellation of shares (Note 5)	(7,200,000)	(7,200)	7,200	-	-
Net loss	-	-	-	(82,918)	(82,918)
Balance, January 31, 2016	95,306,667	$95,307	$502,487	$(806,362)	$(208,568)

The accompanying notes are an integral part of these financial statements

ASIAN DEVELOPMENT FRONTIER INC.
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended	Year ended
	January 31,	January 31,
	2016	2015
Operating Activities
Net Loss	$(82,918)	$(74,044)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	48,602	16,031

Changes in working capital:
Due to related party	-	30,000
Accounts payable and accrued liabilities	13,247	13,918

Net cash used in operating activities	(21,069)	(14,095)

Financing Activities
Proceeds from related party payable	19,986	7,000

Net cash provided by financing activities	19,986	7,000

Net Changes in Cash	(1,083)	(7,095)

Cash at Beginning of Year	1,083	8,178

Cash at End of Year	$-	$1,083

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

F-5

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016 and January 31, 2015
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

F-5

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016 and January 31, 2015
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

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016 and January 31, 2015
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

F-8

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016 and January 31, 2015
(Stated in US Dollars)

4.   RELATED PARTY TRANSACTIONS

During the year ended January 31, 2016, the Company paid or accrued management salaries of $nil (2015 - $30,000) to a director and a former director of the Company. During the year ended January 31, 2016 the former director assigned $124,710 of his debt to another related party. At January 31, 2016 $51,079 (2015 - $107,201) is owed to the Company’s former director for compensation, advances and expenses paid by the former director. Total related party debt at January 31, 2016 and 2015 is $175,789 and $107,201, respectively.

5.   COMMON STOCK

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the year ended January 31, 2016, 7,200,000 shares of common stock were cancelled. At January 31, 2016, the Company had 95,306,667 (January 31, 2015 - 102,506,667) shares issued and outstanding.

At January 31, 2016 and 2015 the Company had no issued or outstanding stock options or warrants.

6.   INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
Net loss before income taxes	$(82,918)	$(74,044)
Statutory tax rate	34%	34%

Income tax recovery	(28,192)	(25,175)
Valuation allowance	28,192	25,175

	$-	$-

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

F-8

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016 and January 31, 2015
(Stated in US Dollars)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2016 and 2015. At January 31, 2016 the Company has net operating loss carryforwards of $806,362, which expire commencing in 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2016, but believes that the provisions will not limit the availability of losses to offset future income.

7.   SUBSEQUENT EVENTS

Management has evaluated events occurring between the end of the fiscal year, January 31, 2016, to the date when the financial statements were issued.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 16, 2015, we notified our independent registered public accounting firm, Anderson Bradshaw PLLC (“Anderson Bradshaw”), that we had decided to change auditors and were therefore dismissing Anderson Bradshaw, effective immediately. Our decision was approved by our sole director, acting as the audit committee, on that same day, and concurrent with Anderson Bradshaw’s dismissal, our sole director appointed Heaton & Company, PLLC (“Heaton”) as our new independent registered public accounting firm.

During the fiscal years ended January 31, 2015 and 2014, and through September 16, 2015, neither our company nor anyone acting on our behalf consulted Heaton regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, and neither a written report nor oral advice was provided to our company that Heaton concluded was an important factor considered by our company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Anderson Bradshaw regarding our company’s financial statements for the fiscal years ended January 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

During the fiscal years ended January 31, 2015 and 2014, and through September 16, 2015, our company did not (i) have any disagreements (as defined in Item 304(a)(1(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Anderson Bradshaw on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw, would have caused it to make reference thereto in connection with its reports; or (ii) experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of January 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Prom Vuoch	President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	37	January 15, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Prom Vuoch - President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director

Prom Vuoch has acted as our president, chief financial officer, chief executive officer, treasurer, secretary and director since January 15, 2016.

Influenced by his father, he started his career with an Non-governmental organization as a technician and consultant for farming, travelling to different villages to assist and advising Chief of the village on the proper farming methods.

Started to work as a freelance driver for tour groups to understand the tourism industry and joined Limousine Service in 2004, accommodated the rising number of tourist and business entrepreneur visiting and residing in Cambodia.

Moving to Cheung Sheng Development, an international company, as an operation assistant in 2013, further fostered operations function as well as leadership capability with wide scope of responsibilities that cover the projects in both Phnom Penh and Siem Reap on construction operations and land development.

With this experience and knowledge, spotted a niche in the market in Cambodia and successfully set up his own car company in 2014. The car company provides car rental with well-trained experienced drivers, who deliver reliable, timely, personalized and memorable services.

Our company believes that Mr. Vuoch's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Our board of directors consists solely of Prom Vuoch.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Prom Vuoch	1(1)	1	N/A
Alvin Lee Jin Han	1(1)	1	N/A

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Kok Seong Lim	1(1)	1	N/A

(1)	The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended January 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Asian Development Frontier Inc., 65/10-12 Floor 1, Chamnan Phenjati Business Center Building, Rama IX Rd, Huai Khwang, Bangkok, Thailand.

Nomination Process

As of January 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Prom Vuoch(1) President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alvin Lee Jin Han(2) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Karsanbhai Hirachan(3) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael J. Johnson(4) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2016 2015	Nil 30,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 30,000\

(1)	Mr. Vuoch was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on January 15, 2016.
(2)	Mr. Han was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on June 4, 2015 and resigned all positions on January 15, 2016.
(3)	Mr. Hirachan was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on May 12, 2015 and resigned all positions on June 4, 2015.
(4)

Mr. Johnson was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on January 3, 2013 and resigned all positions on May 12, 2015.

(5)	<>

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2016.

Option Exercises

During our fiscal year ended January 31, 2016 there were no options exercised by our named officers.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 22, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Prom Vuoch (2) PH, Korkranh, Kh Siem Reap, Siem Reap, Cambodia	Common	Nil (3)	0%
Directors and Officers as a group	Common	Nil	0%
Jin Han Alvin Lee Anchorvale Road Blk 350A, #05-122 Singapore, 541350 Singapore	Common	27,500,000 (3)	28.85%
Kok Seong Lim C2/5/19E, Tower 6, Venice Hill Condominium, Batu 9 Cheras, Selangor 43200 Malaysia	Common	27,500,000 (3)	28.85%
Over 5% Shareholders as a group	Common	55,000,000	57.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 22, 2016. As of April 22, 2016, there were 95,306,667 shares of our company’s common stock issued and outstanding.

(2)	Prom Vuoch has acted as our sole officer and director since January 15, 2016.

Changes in Control

On January 20, 2015, Michael J. Johnson, our sole officer and director sold all of his 55,000,000 shares of our company’s common stock held in his name to Jin Han Alvin Lee (for 27,500,000 shares) and Kok Seong Lim (for 27,500,000 shares) for an aggregate sum of $275,000 pursuant to the terms of Stock Purchase Agreements between Michael Johnson and Messrs. Lee and Lim. The 27,500,000 shares held by each of Mr. Lee and Mr. Lim amount to an aggregate of approximately 58% of our company’s currently issued and outstanding common stock.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended January 31, 2015, our company paid or accrued management salaries of $nil (2014 - $30,000) to a director and a former director of our company. At January 31, 2016 $51,079 (2015 - $107,201) is owed to a former director for compensation, advances and expenses paid by the former director. During the year ended January 31, 2016 a former director assigned $124,710 of his debt to another related party.

Director Independence

We currently act with one director consisting of Prom Vuoch. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2016 and for the fiscal year ended January 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2016 $	January 31, 2015 $
Audit Fees	9,000	9,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,000	9,000

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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: May 2, 2016	/s/ Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary, and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 2, 2016	/s/ Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)