Form 10-Q
period 2016-07-31
Asian Development Frontier Inc.
filed 2016-09-14
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

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
95,306,667 common shares issued and outstanding as of September 12, 2016.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2016 and January 31, 2016
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4 – F-6

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2016	2016
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,699	$32,779
Due to related party	224,344	175,789

TOTAL LIABILITIES	237,043	208,568

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2016 – 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(834,837)	(806,362)

TOTAL STOCKHOLDERS’ DEFICIT	(237,043)	(208,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015
Operating expenses
Professional fees	$2,290	$3,498	$10,270	$7,826
General and administrative	17,573	12,828	18,205	17,895

Total operating expenses	19,863	16,326	28,475	25,721

Net loss	$(19,863)	$(16,326)	$(28,475)	$(25,721)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306,667	95,306,667	95,306,667	98,640,000

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six months	Six months
	ended	ended
	July 31, 2016	July 31, 2015
Operating Activities
Net Loss	$(28,475)	$(25,721)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	-	17,599

Changes in working capital:
Accounts payable and accrued liabilities	(20,080)	(5,438)

Net cash used in operating activities	(48,555)	(13,560)

Financing Activities
Proceeds from related party payable	48,555	12,477

Net cash provided by financing activities	48,555	12,477

Net Changes in Cash	-	(1,083)

Cash at Beginning of Period	-	1,083

Cash at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016 and January 31, 2016
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

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016 and January 31, 2016
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

4. RELATED PARTY TRANSACTIONS

During the year ended January 31, 2016 the former director assigned $124,710 of his debt to another related party. At July 31, 2016 an additional amount of $99,634 (2015 - $7,509) is owed to the Company’s current and former directors for compensation, advances and expenses paid by the current director. At July 31, 2016 related party debt totaled $224,344 (January 31, 2016 - $175,789)

5. COMMON STOCK

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the year ended January 31, 2016, 7,200,000 shares of common stock were cancelled.

At July 31, 2016, and January 31, 2016, the Company had 95,306,667 shares issued and outstanding.

At July 31, 2016 and January 31, 2016 the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
Net loss before income taxes	$(28,475)	$(25,721)
Statutory tax rate	34%	34%

Income tax recovery	(9,681)	(8,745)
Valuation allowance	9,681	8,745

	$-	$-

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
July 31, 2016 and January 31, 2016
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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended July 31, 2016 and 2015. At July 31, 2016 the Company has net operating loss carried forward of $834,837, which expire commencing in 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2017.

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

Anticipated Cash Requirements

Based on our net loss of $28,475 incurred during the six month period ended July 31, 2016, our monthly usage rate is approximately $4,700. We estimate our operating expenses and working capital requirements for the twelve month period beginning August 1, 2016 to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2017
Professional fees	$60,000
General and administrative	$150,000
Total	$210,000

We had $Nil in cash as of July 31, 2016, and a working capital deficit of $237,043. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended July 31, 2016 compared to three months ended July 31, 2015.

		Three months		Three months
		ended		ended
		July 31, 2016		July 31, 2015

Revenue	$	Nil	$	Nil
Operating Expenses		$19,863		$16,326
Net Loss		$(19,863)		$(16,326)

Expenses

Our operating expenses for the three month periods ended July 31, 2016 and July 31, 2015 are outlined in the table below:

	Three months	Three months
	ended	ended
	July 31, 2016	July 31, 2015

Professional fees	$2,290	$3,498
General and administrative	$17,573	$12,828

Operating expenses for the three months ended July 31, 2016 increased by 21.7% as compared to the comparative period for July 31, 2015 primarily as a result of an increase in general and administrative expenses.

Six months ended July 31, 2016 compared to six months ended July 31, 2015.

		Six months		Six months
		ended		ended
		July 31, 2016		July 31, 2015

Revenue	$	Nil	$	Nil
Operating Expenses		$28,475		$25,721
Net Loss		$(28,475)		$(25,721)

Expenses

Our operating expenses for the six month periods ended July 31, 2016 and July 31, 2015 are outlined in the table below:

	Six months	Six months
	ended	ended
	July 31, 2016	July 31, 2015

Professional fees	$10,270	$7,826
General and administrative	$18,205	$17,895

Operating expenses for the six months ended July 31, 2016 increased by 10.7% as compared to the comparative period for July 31, 2015 primarily as a result of an increase in professional fees and general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

		As at		As at	Percentage
		July 31,		January 31,	Increase/
		2016		2016	(Decrease)
Current Assets	$	Nil	$	Nil	0%
Current Liabilities		$237,043		$208,568	13.6%
Working Capital (deficiency)		$(237,043)		$(208,568)	13.6%

Cash Flows

		Six months Ended		Six months Ended
		July 31, 2016		July 31, 2015

Net cash used in operating activities		$(48,555)		$(13,560)
Net cash provided by financing activities		$48,555		$12,477
Net cash used in investing activities	$	Nil	$	Nil
Net increase (decrease) in cash	$	Nil		$(1,083)

Operating Activities

Net cash used in operating activities for the six months ended July 31, 2016 was $48,555 compared with $13,560 for the six months ended July 31, 2015. Our management believes that we will need additional funding in order to meet our operating expenses.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2016 was $48,555 compared with $12,477 for the six months ended July 31, 2015.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: September 14, 2016	/s/ Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)