Form 10-K
period 2017-01-31
Asian Development Frontier Inc.
filed 2017-05-16
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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
[   ]

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES        [X] NO

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2016 was $2,418,400 based on a $0.06 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

95,306,667 common shares as of May 11, 2017

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

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2018.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2018.

Competition

Currently our company has no mineral properties. We have been, and may become again, a mineral resource exploration company. We may compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we may compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance exploration and to achieve the financing necessary for us to develop mineral properties that we acquire.

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

OTCBB(1)
Quarter Ended	High	Low
January 31, 2017	$0.06(2)	$0.06(2)
October 31, 2016	$0.06(2)	$0.06(2)
July 31, 2016	$0.06(2)	$0.06(2)
April 30, 2016	$0.06	$0.06
January 31, 2016	N/A(2)	N/A(2)
October 31, 2015	N/A(2)	N/A(2)
July 31, 2015	$0.06	$0.06
April 30, 2015	N/A(2)	N/A(2)
January 31, 2015	$0.05(2)	$0.05(2)

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On May 11, 2017, the shareholder’s list showed 46 registered shareholders and 95,306,667 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2017.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2017.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2017 and January 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2018
Management compensation	$	Nil
Professional fees		$60,000
General and administrative		$150,000
Total		$210,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $210,000 that we require for the next 12 months, we had $0 in cash as of January 31, 2017, and a working capital deficit of $277,553. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations for the Years Ended January 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2017 and 2016.

Our operating results for the years ended January 31, 2017 and 2016 are summarized as follows:

	Year Ended
	January 31,
	2017		2016
Operating Expenses	$70,195		$82,918
Total Other Income/(Expense)	$1,210	$	Nil
Net Loss	$(68,985)		$(82,918)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2017 and January 31, 2016 are outlined in the table below:

		Year Ended
		January 31,
		2017		2016
Management compensation	$	Nil	$	Nil
Professional fees		$9,662		$28,069
General and administrative		$60,533		$54,849

The decrease in operating expenses for the year ended January 31, 2017, compared to the same period in fiscal 2016, was mainly due a decrease in general and administrative fees, offset by a reduction in professional fees.

Liquidity and Financial Condition

Working Capital

	At January 31,		At January 31,	Percentage
	2017		2016	Increase/(Decrease)
Current Assets	$1,500	$	Nil	100.00%
Current Liabilities	$279,053		$208,568	37.63%
Working Capital	$(277,553)		$(208,568)	37.63%

Cash Flows
		At January 31,		At January 31,	Percentage
		2017		2016	Increase/(Decrease)
Net cash used in operations	$	Nil		$(21,069)	$(100.00%	)
Net cash provided by financing activities	$	Nil		$19,986	$(100.00%	)
Net cash used in investing activities	$	Nil	$	Nil	$0.00%
Increase (Decrease) in Cash During the Period	$	Nil	$	Nil	$0.00%

We had cash in the amount of $Nil as of January 31, 2017 as compared to $Nil as of January 31, 2016. We had a working capital deficit of $277,553 as of January 31, 2017 compared to working capital deficit of $208,568 as of January 31, 2016.

Operating Activities

Net cash used by operating activities for the year ended January 31, 2017 was $Nil as compared to net cash used in operating activities of $21,069 for the year ended January 31, 2016. The decrease of cash used in operating activities resulted from a Company shareholder directly paying our expenses incurred during the period in the amount of $88,917.

Financing Activities

Net cash provided by financing activities for the year ended January 31, 2017 was $Nil as compared to net cash provided by operating activities of $19,986 for the year ended January 31, 2016.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2017, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8.        Financial Statements and Supplementary Data

Financial statements of

Asian Development Frontier Inc.
(Formerly Blue Sky Petroleum Inc.)

January 31, 2017

Asian Development Frontier Inc.
January 31, 2017

Independent Auditor’s Report

To The Board of Directors and Stockholders of

Asian Development Frontier, Inc.

We have audited the accompanying balance sheets of Asian Development Frontier, Inc. (the Company) as of January 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Development Frontier, Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues sufficient enough to cover its operating expenses. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

May 12, 2017

Asian Development Frontier Inc.
Balance sheet
as at January 31, 2017
(Stated in US dollars)
	2017	2016
	$	$

Current asset	-	-
Prepaid Expense	1,500	-
Total current assets	1,500	-

Total asset	1,500	-

Liabilities
Current liabilities
Accounts payable and accrued liabilities	14,347	32,779
Due to related party	264,706	175,789
Total liabilities	279,053	208,568

Shareholders’ deficit
Capital stock
Authorized 22,500,0000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2016 - 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(875,347)	(806,362)
Total shareholders' deficit	(277,553)	(208,568)

Total liabilities and stockholders' deficit	1,500	-

The accompanying notes to the financial statements are an integral part of this financial statement.

Asian Development Frontier Inc.
Statement of operations
year ended January 31, 2017
(Stated in US dollars)
	2017	2016
	$	$

Operating expenses
Professional fees	9,662	28,069
General and administrative	60,533	54,849
	70,195	82,918

Other income (expenses)
Foreign exchange	1,210	-

Net loss	(68,985)	(82,918)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	95,306,667	96,970,229

The accompanying notes to the financial statements are an integral part of this financial statement.

Asian Development Frontier Inc.
Statement of stockholders’ deficit
year ended January 31, 2017
(Stated in US dollars)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$	$	$	$

Balance, January 31, 2015	102,506,667	102,507	495,287	(723,444)	(125,650)
Cancellation of shares (Note 5)	(7,200,000)	(7,200)	7,200	-	-
Net loss	-	-	-	(82,918)	(82,918)
Balance, January 31, 2016	95,306,667	95,307	502,487	(806,362)	(208,568)
Net loss	-	-	-	(68,985)	(68,985)
Balance, January 31, 2017	95,306,667	95,307	502,487	(875,347)	(277,553)

The accompanying notes to the financial statements are an integral part of this financial statement.

Asian Development Frontier Inc.
Statement of cash flows
year ended January 31, 2017
(Stated in US dollars)

	2017	2016
	$	$

Operating activities
Net loss	(68,985)	(82,918)
Adjustments to reconcile net loss to net cash used by operating activities
Expenses paid by Company shareholder	88,917	48,602
Changes in working capital
Accounts payable and accrued liabilities	(18,432)	13,247
Prepaid Expense	(1,500)
	-	(21,069)

Financing activity
Proceeds from related party payable	-	19,986
	-	19,986

Net changes in cash	-	(1,083)
Cash, beginning of year	-	1,083
Cash, end of year	-	-

Supplemental disclosures cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes to the financial statements are an integral part of this financial statement.

1.	Nature of business

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The accompanying notes to the financial statements are an integral part of this financial statement.

3.	Significant accounting policies (continued)

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

The accompanying notes to the financial statements are an integral part of this financial statement.

3.	Significant accounting policies (continued)

Financial instruments (continued)

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

4.	Related party transactions

During the year ended January 31, 2017, the Company did not pay or accrue any management salaries (2016 - $Nil) to directors or former directors of the Company. During the year ended January 31, 2016, the former director assigned $124,710 of his debt to another related party. At January 31, 2017, an additional amount of $139,996 is owed to the Company’s former director for compensation, advances and expenses paid. The total related party debt owed is $264,706 (2016 - $175,789).

5.	Common Stock

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the year ended January 31, 2017, no shares of common stock were cancelled (January 31, 2016 7,200,000 share).

At January 31, 2017 and 2016, the Company had 95,306,667 shares issued and outstanding.

At January 31, 2017 and 2016 the Company had no issued or outstanding stock options or warrants.

6.	Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016
	$	$

Net loss before income taxes	(68,985)	(85,418)
Statutory tax rate	34%	34%
Income tax recovery	(23,455)	(29,042)
Valuation allowance	23,455	29,042
	-	-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

The accompanying notes to the financial statements are an integral part of this financial statement.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2017 and 2016. At January 31, 2017 the Company has net operating loss carry forwards of $875,347, which expire commencing in 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2017, but believes that the provisions will not limit the availability of losses to offset future income.

7.	Subsequent events

Management has evaluated events occurring between the end of the fiscal year, January 31, 2017, to the date when the financial statements were issued. No material events had occurred within this period.

The accompanying notes to the financial statements are an integral part of this financial statement.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2017, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of January 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Prom Vuoch	President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	38	January 15, 2016

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

Influenced by his father, he started his career with a Non-governmental organization as a technician and consultant for farming, travelling to different villages to assist and advising Chief of the village on the proper farming methods.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Nomination Process

As of January 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2017 and 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Prom Vuoch(1) President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alvin Lee Jin Han(2) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2017 2016	N/A	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Karsanbhai Hirachan(3) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2017 2016	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Michael J. Johnson(4) Former President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	2017 2016	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil \

(1)	Mr. Vuoch was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on January 15, 2016.
(2)	Mr. Han was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on June 4, 2015 and resigned all positions on January 15, 2016.
(3)	Mr. Hirachan was appointed as president, chief financial officer, chief executive officer, treasurer, secretary and director of our company on May 12, 2015 and resigned all positions on June 4, 2015.
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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2017.

Option Exercises

During our fiscal year ended January 31, 2017 there were no options exercised by our named officers.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 11, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Changes in Control

As at the date of this Annual Report, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended January 31, 2017, our company did not pay or accrue any management salaries (2016 - $Nil) to directors or former directors of our company. During the year ended January 31, 2016, the former director assigned $124,710 of his debt to another related party. At January 31, 2017, an additional amount of $139,996 is owed to the Company’s former director for compensation, advances and expenses paid. The total related party debt owed is $264,706 (2016 - $175,789)

Director Independence

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2017 and for the fiscal year ended January 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2017 $	January 31, 2016 $
Audit Fees	9,000	9,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,000	9,000

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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: May 16, 2017	/s/ Prom Vuoch
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

Dated: May 16, 2017	/s/ Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)