Form 10-Q
period 2017-04-30
Asian Development Frontier Inc.
filed 2017-06-13
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
95,306,667 common shares issued and outstanding as of June 12, 2017.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ASIAN DEVELOPMENT FRONTIER INC.

CONDENSED FINANCIAL STATEMENTS

April 30, 2017 and January 31, 2017
(Stated in US Dollars)
(Unaudited)

5

Condensed Balance Sheets	F–1
Condensed Statements of Operations	F–2
Condensed Statements of Cash Flows	F–3
Notes to Condensed Financial Statements	F–4 – F-6

6

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2017	2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Prepaid Expenses	$1,500	$1,500

TOTAL ASSETS	1,500	1,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$927	$14,347
Due to related party	288,321	264,706

TOTAL LIABILITIES	289,248	279,053

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value,
Issued and outstanding 95,306,667 common shares (January 31, 2017 – 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(885,542)	(875,347)

TOTAL STOCKHOLDERS’ DEFICIT	(287,748)	(277,553)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$1,500

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2017	2016
Operating expenses
Professional fees	$1,864	$7,980
General and administrative	8,331	632

Total operating expenses	10,195	8,612

Net loss	$(10,195)	$(8,612)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306,667	95,306,667

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2017	2016
Operating Activities
Net Loss	$(10,195)	$(8,612)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	23,615	1,881

Changes in working capital:
Accounts payable and accrued liabilities	(13,420)	6,731

Net cash used in operating activities	-	-

Financing Activities
Proceeds from related party payable	-	-

Net cash provided by financing activities	-	-

Net Changes in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2017 and January 31, 2017
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

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2017 and January 31, 2017
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

4. RELATED PARTY TRANSACTIONS

During the three month period ended April 30, 2017, the Company did not pay or accrue any management salaries (the year ended January 31 2017 - $Nil) to directors or former directors of the Company. At April 30, 2017, $288,321 (January 31 2017 - $264,706) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the year ended January 31, 2017, no shares of common stock were cancelled (January 31, 2016 7,200,000 share).

At April 30, 2017 and January 31, 2017, the Company had 95,306,667 shares issued and outstanding.

At April 30, 2017 and January 31, 2017 the Company had no issued or outstanding stock options or warrants.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016
Net loss before income taxes	$(10,195)	$(8,612)
Statutory tax rate	34%	34%

Income tax recovery	(3,466)	(2,928)
Valuation allowance	3,466	2,928

	$-	$-

F-6

ASIAN DEVELOPMENT FRONTIER INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2017 and January 31, 2017
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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended April 30, 2017 and 2016. At April 30, 2017 the Company has net operating loss carried forward of $885,542, which expire commencing in 2034. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

We continue to seek opportunities to create shareholder value, whether by acquisition or business combination. However, at this time we have not yet been successful in finding a transaction that has warranted pursuit.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2018.

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

Anticipated Cash Requirements

Based on our net loss of $10,195 incurred during the three month period ended April 30, 2017, our monthly usage rate is approximately $4,000. We estimate that our operating expenses and working capital requirements for the twelve month period beginning May 1, 2017 will be as follows:

Estimated Expenses For the Twelve Month Period ending April 30, 2018
Professional fees	$35,000
General and administrative	$90,000
Total	$125,000

We had $Nil in cash as of April 30, 2017, and a working capital deficit of $287,748. Until we complete another transaction, acquisition or business combination, our cash requirements will be dedicated to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended April 30, 2017 compared to three months ended April 30, 2016.

		Three months		Three months
		ended		ended
		April 30, 2017		April 30, 2016

Revenue	$	Nil	$	Nil
Operating Expenses		$10,195		$8,612
Net Loss		$(10,195)		$(8,612)

Expenses

Our operating expenses for the three month periods ended April 30, 2017 and April 30, 2016 are outlined in the table below:

	Three months	Three months
	ended	ended
	April 30, 2017	April 30, 2016

Professional fees	$1,864	$7,960
General and administrative	$8,331	$632

Operating expenses for the three months ended April 30, 2017 increased by 18.74% as compared to the comparative period for April 30, 2016 primarily as a result of an increase in administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30, 2017	January 31,	Increase/
		2017	(Decrease)
Current Assets	$1,500	$1,500	0%
Current Liabilities	$289,248	$279,053	3.65%
Working Capital (deficiency)	$(287,748)	$(277,553)	3.65%

Cash Flows

		Three months		Three months
		Ended April 30,		Ended April 30,
		2017		2016

Net cash used in operating activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net increase (decrease) in cash	$	Nil	$	Nil

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: June 13, 2017	/s/ Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)