Form 10-K
period 2018-01-31
Unifunds Ltd
filed 2018-05-21
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-52010

UNIFUNDS LIMITED.
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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] YES    [X] NO

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2017 was $2,418,400 based on a $0.06 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

95,306,667 common shares as of May 11, 2018

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Unifunds Limited (formerly Asian Development Frontier Inc.), unless the context clearly requires or states otherwise.

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

On September 21, 2017, Unifunds Limited, a Hong Kong corporation, acquired an aggregate of 55,000,000 issued and outstanding common shares of our Company. The shares were acquired in private transactions, in equal part from each Jin Han Alvin Lee, our former president, secretary, chief executive officer, chief financial officer, treasurer and director, and Kok Seong Lim, our former director. The purchase price, which was paid with personal funds of the purchaser, was $0.06218 per share or $3,420,000 in the aggregate.

The 55,000,000 common shares constitute approximately 57.7% of our issued and outstanding voting securities as at the date of this report. Shirley Van Kerkhove has sole voting and dispositive control over securities held by UniFunds Limited. There are no arrangements or understandings among UniFunds Limited, Jin Han Alvin Lee, or Kok Seong Lim or their respective associates with respect to the election of directors or other matters pertaining to the Company.

On October 17, 2017, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Unifunds Limited (a Nevada corporation, incorporated on October 19, 2017), for the sole purpose of effecting a name change from Asian Development Frontier Inc. to Unifunds Limited. Our company remained the surviving company. Completion of the merger and name change became effective on March 23, 2018 following approval of the Financial Industry Regulatory Authority. On March 23, 2018 we adopted the new trading symbol “UIFD”, and new CUSIP number 90775A101.

The address of our principal executive office is 65/10-12 Floor 1, Chamnan Phenjati Business Center Building. Rama IX Rd, Huai Khwang, Bangkok, Thailand. Our telephone number is 852-3106-3133.

Our Current Business

During our last two fiscal years, we have been a company with no operations.

We continue to evaluate potential opportunities to develop our business through merger, acquisition or joint venture, with a view to increasing shareholder value. However, at this time we have not yet been successful in finding a transaction that has warranted pursuing.

Research and Development

We do not currently have a formal research and development effort. We do not intend to allocate any funds to research and development over the twelve months ending January 31, 2019.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2019.

Competition

Currently our company has no operations. We are engaged in the evaluation of potential opportunities to develop our business through merger, acquisition or joint venture, with a view to increasing shareholder value. In that regard we may compete with other private or public companies for business opportunities and financing. Many of the companies with whom we may compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on the identification, evaluation, acquisitions and development of assets or opportunities of merit. In addition, they may be able to afford management and other expertise greater than our own. This competition could adversely impact on our ability to re-establish operation, and to achieve the financing necessary for us to develop any assets or interests we may acquire.

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

Our shares of common stock were listed on the OTC Markets (“OTC”) on August 21, 2006 under the trading symbol “ITVA”. Effective September 19, 2012, our stock symbol changed from “ITVA” to “BSKY”. On July 9, 2015 our trading symbol changed from "BSKY" to "ADFI" in connection with our change of name to Asian Development Frontier Inc. On March 23, 2018 our trading symbol changed from “ADFI” to “UIFD” in connection with our change of name to Unifunds Ltd.

OTCBB(1)
Quarter Ended	High	Low
May 1, 2018 to May 10, 2018	$37.525(2)	$37.525(2)
April 30, 2018	$37.525(2)	$37.525(2)
January 31, 2018	$0.06(2)	$0.06(2)
October 31, 2017	$0.06(2)	$0.06(2)
July 31, 2017	$0.06(2)	$0.06(2)
April 30, 2017	$0.06(2)	$0.06(2)
January 31, 2017	$0.06(2)	$0.06(2)
October 31, 2016	$0.06(2)	$0.06(2)
July 31, 2016	$0.06(2)	$0.06(2)
April 30, 2016	$0.06	$0.06

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	No trades occurred during this period.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

On May 11, 2018, the shareholder’s list showed 46 registered shareholders and 95,306,667 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2018.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2018.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2018 and January 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending January 31, 2019
Management compensation	$	Nil
Professional fees		$60,000
General and administrative		$150,000
Total		$210,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or to acquire or develop any material assets or business. Of the $210,000 that we require for the next 12 months, we had $0 in cash as of January 31, 2018, and a working capital deficit of $360,686. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations for the Years Ended January 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended January 31, 2018 and 2017.

Our operating results for the years ended January 31, 2018 and 2017 are summarized as follows:

	Year Ended
	January 31,
	2018	2017
Operating Expenses	$83,244	$70,195
Total Other Income/(Expense)	$111	$1,210
Net Loss	$(83,133)	$(68,985)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended January 31, 2018 and January 31, 2017 are outlined in the table below:

		Year Ended
		January 31,
		2018		2017
Management compensation	$	Nil	$	Nil
Professional fees		$26,682		$9,662
General and administrative		$56,562		$60,533

The increase in operating expenses for the year ended January 31, 2018, compared to the same period in fiscal 2017, was mainly due to an increase in professional fees offset by a decrease in general and administrative fees.

Liquidity and Financial Condition

Working Capital
	At January 31,	At January 31,	Percentage
	2018	2017	Increase/(Decrease)
Current Assets	$6,666	$1,500	100.00%
Current Liabilities	$367,352	$279,053	31.31%
Working Capital	$(360,686)	$(277,553)	31.31%

Cash Flows
		At January 31,		At January 31,	Percentage
		2018		2017	Increase/(Decrease)
Net cash used in operations	$	Nil	$	Nil	$0.00%
Net cash provided by financing activities	$	Nil	$	Nil	$0.00%
Net cash used in investing activities	$	Nil	$	Nil	$0.00%
Increase (Decrease) in Cash During the Period	$	Nil	$	Nil	$0.00%

We had no cash on hand as of January 31, 2018 and as of January 31, 2017. We had a working capital deficit of $360,686 as of January 31, 2018 compared to working capital deficit of $277,553 as of January 31, 2017.

Operating Activities

Net cash used by operating activities for the year ended January 31, 2018 was $Nil as compared to net cash used in operating activities of $Nil for the year ended January 31, 2017. All cash used in operations during fiscal 2017 and 2018 was paid directly on our behalf by a shareholder of the company.

Financing Activities

Net cash provided by financing activities for the year ended January 31, 2018 was $Nil as compared to net cash provided by financing activities of $Nil for the year ended January 31, 2017.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2018, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Unifunds Limited

January 31, 2018

Unifunds Limited
January 31, 2018

14

Independent Auditor’s Report

To The Board of Directors and Stockholders of

Asian Development Frontier, Inc.

We have audited the accompanying balance sheets of Asian Development Frontier, Inc. (the Company) as of January 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Development Frontier, Inc. as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

15

Unifunds Limited
Balance sheet
as at January 31, 2018 and 2017
(Stated in US dollars)

	2018	2017
	$	$

Current asset
Prepaid Expense	6,666	1,500
Total current assets	6,666	1,500

Total asset	6,666	1,500

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,252	14,347
Due to related party	362,100	264,706
Total liabilities	367,352	279,053

Shareholders’ deficit
Capital stock
Authorized 22,500,0000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (2016 - 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(958,480)	(875,347)
Total shareholders' deficit	(360,686)	(277,553)

Total liabilities and stockholders' deficit	6,666	1,500

The accompanying notes to the financial statements are an integral part of this financial statement.

Unifunds Limited
Statement of operations
years ended January 31, 2018 and 2017
(Stated in US dollars)

	2018	2017
	$	$

Operating expenses
Professional fees	26,682	9,662
General and administrative	56,562	60,533
Total Operating Expenses	83,244	70,195

Operating Loss	(83,244)	(70,195)

Other income (expenses)
Foreign exchange	111	1,210
Total Other income (expense)	111	1,210

Loss before income taxes	-	-

Income taxes	-	-

Net loss	(83,133)	(68,985)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	95,306,667	96,306,667

The accompanying notes to the financial statements are an integral part of this financial statement.

Unifunds Limited
Statement of stockholders’ deficit
years ended January 31, 2018 and 2017
(Stated in US dollars)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$	$	$	$

Balance, January 31, 2016	95,306,667	95,307	502,487	(806,362)	(208,568)
Net loss	-	-	-	(69,985)	(69,985)
Balance, January 31, 2017	95,306,667	95,307	502,487	(875,347)	(277,553)
Net loss	-	-	-	(83,133)	(83,133)
Balance, January 31, 2018	95,306,667	95,307	502,487	(958,480)	(360,686)

The accompanying notes to the financial statements are an integral part of this financial statement.

Unifunds Limited
Statements of cash flows
years ended January 31, 2018 and 2017
(Stated in US dollars)

	2018	2017
	$	$

Operating activities
Net loss	(83,133)	(68,985)
Adjustments to reconcile net loss to net cash used by operating activities
Expenses paid by Company shareholder	97,394	88,917
Changes in working capital
Accounts payable and accrued liabilities	(9,095)	(18,432)
Prepaid Expense	(5,166)	(1,500)
	-	-

Financing activity
Proceeds from related party payable	-	-

Net changes in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	-	-

Supplemental disclosures cash flow information
Cash paid for
Interest	-	-
Income taxes	-	-

The accompanying notes to the financial statements are an integral part of this financial statement.

1.	Nature of business

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

During the year ended January 31, 2018, the Company did not pay or accrue any management salaries (2017 - $Nil) to directors or former directors of the Company. During the year ended January 31, 2016, the former director assigned $124,710 of his debt to another related party. At January 31, 2018, an additional amount of $237,391 is owed to the Company’s former director for compensation, advances and expenses paid. The total related party debt owed is $362,100 (2017 - $264,706).

5.	Common Stock

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the year ended January 31, 2018, no shares of common stock were cancelled (January 31, 2016 7,200,000 share).

At January 31, 2018 and 2017, the Company had 95,306,667 shares issued and outstanding.

At January 31, 2018 and 2017 the Company had no issued or outstanding stock options or warrants.

6.	Income taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
	$	$

Net loss before income taxes	(83,133)	(68,985)
Statutory tax rate	34%	34%
Income tax recovery	(17,458)	(23,455)
Effect of rate changes on deferred tax assets and valuation allowance	124,602	-
Change in valuation allowance	(107,144)	23,455
	-	-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended January 31, 2018 and 2017. At January 31, 2018 the Company has net operating loss carry forwards of $958,480, which expire commencing in 2033. The Company’s deferred tax assets of $201,280 are completely offset by a valuation allowance of the same amount. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2018, but believes that the provisions will not limit the availability of losses to offset future income.

7.	Subsequent events

Management has evaluated events occurring between the end of the fiscal year, January 31, 2018, to the date when the financial statements were issued. No material events had occurred within this period.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2018, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of January 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Prom Vuoch	President, Chief Financial Officer, Chief Executive Officer, Treasurer, Secretary and Director	39	January 15, 2016

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

Mr. Vuoch started his career with a Non-governmental organization in Cambodia as a technician and consultant for farming, travelling to different villages to assist and advising Chief of the village on the proper farming methods.

Later he worked as a freelance driver for tour groups to understand the tourism industry and joined Limousine Service in 2004, accommodated the rising number of tourist and business entrepreneur visiting and residing in Cambodia.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Van Kerkhove Shirley Sabia Therese	1(1)	1	3
Alvin Lee Jin Han	1(1)	1	4
Kok Seong Lim	1(1)	1	4

(1)	The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Nomination Process

As of January 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2018 and 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Prom	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vuoch(1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief
Financial
Officer, Chief
Executive
Officer,
Treasurer,
Secretary and
Director

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2018 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2018.

Option Exercises

During our fiscal year ended January 31, 2018 there were no options exercised by our named officers.

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

The following table sets forth, as of May 10, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Prom Vuoch (2)	Common	Nil (3)	0%
PH, Korkranh, Kh Siem Reap,
Siem Reap, Cambodia
Directors and Officers as a group	Common	Nil	0%
Unifunds Limited(3)	Common	55,000,000 (3)	28.85%
31/F Chinachem Century Tower
178 Gloucester Road
Wanchai
Hong Kong

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

Shirley Sabia Therese Van Kerkhove has voting and dispositive control over securities held by Unifunds Limited, a Hong Kong corporation.

Changes in Control

As at the date of this Annual Report, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the years ended January 31, 2017 and January 31, 2018, respectively, our company did not pay or accrue any management salaries to directors or former directors of our company. During the year ended January 31, 2016, the former director assigned $124,710 of his debt to another related party. At January 31, 2018, an additional amount of $237,391 is owed to the Company’s former director for compensation, advances and expenses paid. The total related party debt owed is $362,100 (2017 - $264,706)

Director Independence

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

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2018 and for the fiscal year ended January 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	January 31, 2018	January 31, 2017
	$	$
Audit Fees	9,000	9,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,000	9,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)
3.6	Articles of Merger field with the Nevada Secretary of State on June 26, 2015 with an effective date of July 9, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2015)
3.7	Articles of Merger filed February 28, 2018 (incorporated by reference to exhibit 3.1 of our Current Report on Form 8-K filed March 23, 2018.
(10)	Material Contracts
10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)
10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)
10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)
10.4	Subscription Agreement and Debt Settlement between or company and Patrick Laferriere effective May 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 12, 2008)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Description
Number
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN DEVELOPMENT FRONTIER INC.
(Registrant)

Dated: May , 2018
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

Dated: May , 2018
Prom Vuoch
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)