Form 10-Q
period 2018-04-30
Unifunds Ltd
filed 2018-11-06
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

852-2626 9975
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
95,306,667 common shares issued and outstanding as of October 23, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UNIFUNDS LIMITED

CONDENSED FINANCIAL STATEMENTS

April 30, 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

Condensed Balance Sheets (Unaudited)	F–1

Condensed Statements of Operations (Unaudited)	F–2

Condensed Statements of Cash Flows (Unaudited)	F–3

Notes to Condensed Financial Statements (Unaudited)	F–4 – F-6

UNIFUNDS LIMITED
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	April 30,	January 31,
	2018	2018
	(Unaudited)

ASSETS
CURRENT ASSETS
Prepaid Expenses	$4,166	$6,666

TOTAL ASSETS	$4,166	$6,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,630	$5,252
Due to related party	373,432	362,100

TOTAL LIABILITIES	376,062	367,352

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (January 31, 2018 – 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(969,690)	(958,480)

TOTAL STOCKHOLDERS’ DEFICIT	(371,896)	(360,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,166	$6,666

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED
CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2018	2017
Operating expenses
Professional fees	$4,300	$1,864
General and administrative	6,910	8,331

Total operating expenses	11,210	10,195

Net loss	$(11,210)	$(10,195)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306.667	95,306,667

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2018	2017
Operating Activities
Net Loss	$(11,210)	$(10,195)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	11,332	23,615

Changes in working capital:
Accounts payable and accrued liabilities	(2,622)	(13,420)
Prepaid expense	2,500	-

Net cash used in operating activities	-	-

Financing Activities
Proceeds from related party payable	-	-

Net cash provided by financing activities	-	-

Net Changes in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

1. NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company was previously in the business of developing fuel cell products in China. During fiscal 2008, the Company suspended the development of its fuel cell products due to the inability to raise sufficient additional financing. Management is currently focusing on identifying, evaluating and negotiating new business opportunities. On July 31, 2012, the Company through a merger with a wholly- owned subsidiary changed its name from Intervia Inc. to Blue Sky Petroleum Inc. Effective July 9, 2015, the Company through a merger with a wholly-owned subsidiary changed its name from Blue Sky Petroleum Inc. to Asian Development Frontier Inc. (the “Company”).

On October 17, 2017, the board of directors approved an agreement and plan of merger to merge with a wholly-owned subsidiary, Unifunds Limited (a Nevada corporation, incorporated on October 19, 2017), for the sole purpose of effecting a name change from Asian Development Frontier Inc. to Unifunds Limited. The Company remained the surviving company. Completion of the merger and name change became effective on March 23, 2018 following approval of the Financial Industry Regulatory Authority. On March 23, 2018, the Company adopted the new trading symbol “UIFD”, and new CUSIP number 90775A101

The Company has not generated any revenues from operations. The Company will obtain additional funding by borrowing funds from its director and officer, or by private placement of common stock. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

4. RELATED PARTY TRANSACTIONS

During the three month period ended April 30, 2018, the Company did not pay or accrue any management salaries (the year ended January 31 2017 - $Nil) to directors or former directors of the Company. At April 30, 2018, $373,432 (January 31 2018 - $362,100) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the years ended January 31, 2018 and 2017, no shares of common stock were cancelled

At April 30, 2018 and January 31, 2018, the Company had 95,306,667 shares issued and outstanding.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2017 - 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
Net loss before income taxes	$(11,210)	$(10,195)
Statutory tax rate	21%	34%

Income tax recovery	(2,354)	(3,466)
Valuation allowance	2,354	3,466

	$-	$-

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2018 and January 31,
2018 (Stated in US Dollars)
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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended April 30, 2018 and 2017. At April 30, 2018 the Company has net operating loss carried forwards of $969,690 which expire commencing in 2025 The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On October 17, 2017, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Unifunds Limited (a Nevada corporation, incorporated on October 19, 2017), for the sole purpose of effecting a name change from Asian Development Frontier Inc. to Unifunds Limited. Our company remained the surviving company. Completion of the merger and name change became effective on March 23, 2018 following approval of the Financial Industry Regulatory Authority. On March 23, 2018 we adopted the new trading symbol “UIFD”, and new CUSIP number 90775A101

The address of our principal executive office is 65/10-12 Floor 1, Chamnan Phenjati Business Center Building. Rama IX Rd, Huai Khwang, Bangkok, Thailand. Our telephone number is 852-2626 9975.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2019.

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

Anticipated Cash Requirements

Based on our net loss of $11,210 incurred during the three month period ended April 30, 2018, our monthly usage rate is approximately $3,800. We estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2018 to be as follows:

Estimated Expenses For the Twelve Month Period ending April 30, 2019
Professional fees	$60,000
General and administrative	$150,000
Total	$210,000

We had $Nil in cash as of April 30, 2018, and a working capital deficit of $371,896. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended April 30, 2018 compared to three months ended April 30,, 2017.

		Three months		Three months
		ended		ended
		April 30,		April 30,
		2018		2018

Revenue	$	Nil	$	Nil
Operating Expenses		$11,210		$10,195
Net Loss		$(11,210)		$(10,195)

Expenses

Our operating expenses for the three month periods ended April 30, 2018 and April 30, 2017 are outlined in the table below:

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2018	2017

Professional fees	$4,300	$1,864
General and administrative	$6,910	$8,331

Operating expenses for the three months ended April 30, 2018 increased by 10% as compared to the comparative period for April 30, 2017 primarily as a result of an increase in professional fees.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	January 31,	Increase/
	2018	2018	(Decrease)
Current Assets	$4,166	$6,666	37.50%
Current Liabilities	$376,062	$367,352	2.37%
Working Capital (deficiency)	$(371,896)	$(360,686)	3.11%

Cash Flows

		Three months		Three months
		Ended April,		Ended April 30,
		2018		2017
Net cash used in operating activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net increase (decrease) in cash	$	Nil	$	Nil

Operating Activities

We did not use any cash for operating activities for the three months ended April 30, 2018 or for the three months ended April 30, 2017.

Financing Activities

We did not receive any cash from financing activities for the three months ended April 30, 2018 or for the three months ended April 30, 2017.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three, months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on May 8, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2009)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2012)

3.6	Articles of Merger field with the Nevada Secretary of State on June 26, 2015 with an effective date of July 9, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2015)

(10)	Material Contracts

10.1	Option Agreement dated July 15, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on December 16, 2010)

10.2	Amending Agreement between our company and Gino Chitaroni dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 18, 2012)

10.3	Assignment Agreement between our company, Timber Wolf Gold Inc. and Gino Chitaroni dated August 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 20, 2012)

10.4	Subscription Agreement and Debt Settlement between or company and Patrick Laferriere effective May 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 12, 2008)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFUNDS LIMITED
(Registrant)

Dated: October 23, 2018	/s/Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)