Form 10-Q
period 2018-07-31
Unifunds Ltd
filed 2018-12-04
CIK 1353633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ____________________

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
95,306,667 common shares issued and outstanding as of November 16, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UNIFUNDS LIMITED

CONDENSED FINANCIAL STATEMENTS

July 31, 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

5

Condensed Balance Sheets (Unaudited)	F–1

Condensed Statements of Operations (Unaudited)	F–2

Condensed Statements of Cash Flows (Unaudited)	F–3

Notes to Condensed Financial Statements (Unaudited)	F–4 – F-6

6

UNIFUNDS LIMITED
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	July 31,	January 31,
	2018	2018
	(Unaudited)

ASSETS
CURRENT ASSETS
Prepaid Expenses	$1,666	$6,666

TOTAL ASSETS	$1,666	$6,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,114	$5,252
Due to related party	378,110	362,100
TOTAL CURRENT LIABILITIES	391,224	367,352

TOTAL LIABILITIES	391,224	367,352

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized 225,000,000 common shares, $0.001 par value, Issued and outstanding 95,306,667 common shares (January 31, 2018 – 95,306,667)	95,307	95,307
Additional paid-in-capital	502,487	502,487
Accumulated deficit	(987,352)	(958,480)

TOTAL STOCKHOLDERS’ DEFICIT	(389,558)	(360,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,666	$6,666

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED
CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017
Operating expenses
Professional fees	$13,102	$11,871	$17,402	$13,735
General and administrative	4,560	17,308	11,470	25,639

Total operating expenses	17,662	29,179	28,872	39,374

Net loss	$(17,662)	$(29,179)	$(28,872)	$(39,374)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	95,306,667	95,306,667	95,306,667	95,306,667

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six months	Six months
	ended	ended
	July 31, 2018	July 31, 2017
Operating Activities
Net Loss	$(28,872)	$(39,374)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by Company shareholder	16,010	52,221

Changes in working capital:
Prepaid expense	5,000	1,500
Accounts payable and accrued liabilities	7,862	(14,347)

Net cash used in operating activities	-	-

Net Changes in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2018 and January 31, 2018
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

On October 17, 2017, the board of directors approved an agreement and plan of merger to merge with a wholly-owned subsidiary Unifunds Limited (a Nevada corporation, incorporated on October 19, 2017), for the sole purpose of effecting a name change from Asian Development Frontier Inc. to Unifunds Limited. The company remained the surviving company. Completion of the merger and name change became effective on March 23, 2018 following approval of the Financial Industry Regulatory Authority. On March 23, 2018, the Company adopted the new trading symbol “UIFD”, and new CUSIP number 90775A101.

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

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

3. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

4. RELATED PARTY TRANSACTIONS

During the six months period ended July 31, 2018, the Company did not pay or accrue any management salaries (the year ended January 31 2017 - $Nil) to directors or former directors of the Company. At July 31, 2018, $378,110 (January 31, 2018 - $362,100) is owed to the Company’s president for compensation, advances and expenses paid by the president.

5. COMMON STOCK

The Company is authorized to issue 225,000,000 shares of its $0.001 par value common stock. During the years ended January 31, 2018 and 2017, no shares of common stock were cancelled At July 31, 2018 and January 31, 2018, the Company had 95,306,667 shares issued and outstanding.

UNIFUNDS LIMITED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31 2018 and January 31, 2018
(Stated in US Dollars)
(Unaudited)

6. SUBSEQUENT EVENTS

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2019.

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

Anticipated Cash Requirements

Based on our net loss of $17,662 incurred during the three months period ended July 31, 2018, our monthly usage rate is approximately $3,800. We estimate our operating expenses and working capital requirements for the twelve month period beginning May 1, 2018 to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2019
Professional fees	$60,000
General and administrative	$150,000
Total	$210,000

We had $Nil in cash as of July 31, 2018, and a working capital deficit of $389,558. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our Securities and Exchange Commission continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three and six months ended July 31, 2018 compared to three and six months ended July 31, 2017.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Revenue	Nil	Nil	Nil	Nil
Operating Expenses	$17,662	$29,179	$28,872	$39,374
Net Loss	$(17,662)	$(29,179)	$(28,872)	$(39,374)

Expenses

Our operating expenses for the three and six month periods ended July 31, 2018 and July 31, 2017 are outlined in the table below:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017

Professional fees	$13,102	$11,871	$17,402	$13,735
General and administrative	$4,560	$17,308	$11,470	$25,639

Operating expenses for the three months ended July 31, 2018 decreased by 39.5% as compared to the comparative period for July 31, 2017 primarily as a result of a decrease in general and administrative expenses. Operating expenses for the six months ended July 31, 2018 decreased by 26.7% as compared to the comparative period for July 31, 2017 primarily as a result of a decrease in general and administrative expenses.

Revenue

We have not had any revenues from operations since inception (February 2, 2005). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	July 31,	January 31,	Increase/
	2018	2018	(Decrease)
Current Assets	$1,666	$6,666	(75.00%	)
Current Liabilities	$391,224	$362,100	8.04%
Working Capital (deficiency)	$(389,558)	$(360,686)	8.00%

Cash Flows

		Six months Ended		Six months Ended
		July 31,		July 31,
		2018		2017

Net cash used in operating activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Net cash used in investing activities	$	Nil	$	Nil
Net increase (decrease) in cash	$	Nil	$	Nil

Operating Activities

We did not use any cash for operating activities for the three months ended July 31, 2018 or for the three months ended July 31, 2017.

Financing Activities

We did not receive any cash from financing activities for the three months ended July 31, 2018 or for the three months ended July 31, 2017.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018 included in our company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

UNIFUNDS LIMITED
(Registrant)

Dated: November 23, 2018	/s/Prom Vuoch
Prom Vuoch
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)